Form 10QSB
period 2006-03-31
Claire Coast CORP
filed 2006-04-18
CIK 1342053

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


    For Quarter Ended: March 31, 2006      Commission File Number 000-51585
                       --------------                             ---------


                            CLAIRE COAST CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)



                 COLORADO                               84-1397708
      -------------------------------                ----------------
      (State or other jurisdiction of                (I.R.S. Employer
       incorporation or organization)                 Identification No.)
..

                   16200 WCR 18E,
                 Loveland,  Colorado                            80537
       ----------------------------------------               ----------
       (Address of principal executive offices)               (Zip code)


                                 (970) 635-0346
              ----------------------------------------------------
              (Registrant's telephone number, including area code)



             (Former name, former address and former fiscal year, if
                           changed since last report.)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                       Yes    [X]      No []

Number of shares of common stock
outstanding as of February 3, 2006:                    1,050,000 shares
                                                       ----------------

Transitional Small Business Format:                    Yes    []      No [X]

Indicate by check mark whether the
registrant is a shell company (as
defined in Rile 12b-2 of the Exchange Act):            Yes    [X]      No []

                            CLAIRE COAST CORPORATION
                          (A Development Stage Company)
                                Table of Contents

                                                                            Page
                                                                            ----

Part I
     Item 1.  Financial Statements ......................................     3
     Item 2.  Management's Discussion and Analysis or Plan of Operation .     8
     Item 3.  Controls and Procedures ...................................     9

Part II
     Item 1.  Legal Proceedings .........................................     9
     Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds     9
     Item 3.  Defaults Upon Senior Securities ...........................    10
     Item 4.  Submission of Matters to a Vote of Security Holders .......    10
     Item 5.  Other Information .........................................    10
     Item 6.  Exhibits ..................................................    10

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements


                            CLAIRE COAST CORPORATION
                          (A Development Stage Company)
                             Condensed Balance Sheet
                                 March 31, 2006
                                   (Unaudited)

                                     Assets
Cash and cash equivalents .....................................   $ 2,978
                                                                  -------

               Total assets ...................................   $ 2,978
                                                                  =======

                      Liabilities and Shareholders' Equity

Liabilities:
    Accrued liabilities .......................................   $   500
                                                                  -------

               Total liabilities ..............................       500
                                                                  -------

Shareholders' Equity (Note 2 and 3):
    Preferred stock, no par value; 5,000,000 shares authorized,
      -0- shares issued and outstanding .......................      --
    Common stock, no par value; 50,000,000 shares authorized,
      1,050,000 shares issued and outstanding .................     8,300
    Additional paid-in capital ................................       700
    Deficit accumulated during development stage ..............    (6,522)
                                                                  -------

               Total shareholders' equity .....................     2,478
                                                                  -------

               Total liabilities and shareholders' equity .....   $ 2,978
                                                                  =======

       See accompanying notes to condensed, unaudited financial statements


                            CLAIRE COAST CORPORATION
                          (A Development Stage Company)
                       Condensed Statements of Operations
                                   (Unaudited)

                                                                             September 1,
                                                 For The       For The           2005
                                               Three Months   Six Months     (Inception)
                                                  Ended         Ended          Through
                                                March 31,     March 31,       March 31,
                                                   2006          2006            2006
                                               -----------    -----------    -----------
Operating expenses:
    Professional fees ......................   $     1,722    $     2,947    $     4,947
    Organizational costs (Note 2) ..........          --             --              800
    Contributed rent, related party (Note 2)           300            600            700
    Other ..................................          --               75             75
                                               -----------    -----------    -----------

                    Total operating expenses         2,022          3,622          6,522
                                               -----------    -----------    -----------

                    Loss before income taxes        (2,022)        (3,622)        (6,522)

Income tax provision (Note 4) ..............          --             --             --
                                               -----------    -----------    -----------

                    Net loss ...............   $    (2,022)   $    (3,622)   $    (6,522)
                                               ===========    ===========    ===========

Basic and diluted loss per share ...........   $     (0.00)   $     (0.00)
                                               ===========    ===========

Basic and diluted weighted average
    common shares outstanding ..............     1,050,000      1,044,286
                                               ===========    ===========


       See accompanying notes to condensed, unaudited financial statements

                            CLAIRE COAST CORPORATION
                          (A Development Stage Company)
             Condensed Statement of Changes in Shareholders' Equity
                                   (Unaudited)


                                                                                                         Deficit
                                                                                                        Accumulated
                                           Preferred Stock            Common Stock         Additional     During
                                         ---------------------    ----------------------    Paid-in     Development
                                          Shares    Par value      Shares     Par value     Capital       Stage          Total
                                         -------   -----------   ----------   ----------   ----------   ----------    ----------

Balance at September 30, 2005 ........      --     $      --      1,000,000   $    6,800   $      100   $   (2,900)   $    4,000

October - November 2005, common shares
    sold in private placement offering
   ($.03 per share) (Note 3) .........      --            --         50,000        1,500         --           --           1,500
Office space contributed by an officer
  (Note 2) ...........................      --            --           --           --            600         --             600
Net loss .............................      --            --           --           --           --         (3,622)       (3,622)
                                         -------   -----------   ----------   ----------   ----------   ----------    ----------

Balance at March 31, 2006 ............      --     $      --      1,050,000   $    8,300   $      700   $   (6,522)   $    2,478
                                         =======   ===========   ==========   ==========   ==========   ==========    ==========

       See accompanying notes to condensed, unaudited financial statements

                            CLAIRE COAST CORPORATION
                          (A Development Stage Company)
                       Condensed Statements of Cash Flows
                                   (Unaudited)

                                                                                 September 1,
                                                                   For The          2005
                                                                  Six Months     (Inception)
                                                                    Ended         Through
                                                                   March 31,      March 31,
                                                                     2006           2006
                                                                  ----------      ----------
Cash flows from operating activities:
    Net loss ................................................     $   (3,622)     $   (6,522)
    Adjustments to reconcile net loss to net cash
      used in operating activities:
        Common stock issued for organizational costs (Note 2)           --               800
        Contributed rent (Note 2) ...........................            600             700
        Changes in operating assets and liabilities:
          Accrued liabilities ...............................         (1,500)            500
                                                                  ----------      ----------
                 Net cash used in
                    operating activities ....................         (4,522)         (4,522)
                                                                  ----------      ----------

Cash flows from financing activities:
    Proceeds from common stock sales (Note 3) ...............          1,500           7,500
                                                                  ----------      ----------
                 Net cash provided by
                    financing activities ....................          1,500           7,500
                                                                  ----------      ----------

                    Net change in cash ......................         (3,022)          2,978

Cash, beginning of period ...................................          6,000            --
                                                                  ----------      ----------

Cash, end of period .........................................     $    2,978      $    2,978
                                                                  ==========      ==========

Supplemental disclosure of cash flow information:
   Cash paid during the period for:
      Income taxes ..........................................     $     --        $     --
                                                                  ==========      ==========
      Interest ..............................................     $     --        $     --
                                                                  ==========      ==========


      See accompanying notes to condensed, unaudited financial statements

                            CLAIRE COAST CORPORATION
--------------------------------------------------------------------------------
                          (A Development Stage Company)

               Notes to Condensed, Unaudited Financial Statements

Note 1:  Basis of Presentation

The condensed financial statements presented herein have been prepared by the Company in accordance with the instructions for Form 10-QSB and the accounting policies in its Form 10-SB for the period ended September 30, 2005 and should be read in conjunction with the notes thereto.

In the opinion of management, the accompanying condensed financial statements contain all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of operating results for the interim periods presented. Certain information and footnote disclosures, normally included in the financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted. The results of operations presented for the six months ended March 31, 2006 are not necessarily indicative of the results to be expected for the year.

The Company is in the development stage in accordance with Statements of Financial Accounting Standards (SFAS) No. 7 "Accounting and Reporting by Development Stage Enterprises". As of March 31, 2006, the Company has devoted substantially all of its efforts to financial planning and raising capital.

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

Note 3:  Shareholders' Equity

During the period from September to November 2005, the Company offered for sale 500,000 shares at of its common stock at a price of $0.03 per share. The Company sold 250,000 shares for proceeds of $7,500. The offering was made in reliance on an exemption from registration of a trade in the United States under Section 4(2) of Regulation D of the United States Securities Act of 1933, as amended. The Company relied upon exemptions from registration believed by it to be available under federal and state securities laws in connection with the offering. All sales were conducted through the Company's officers and director.

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

The Company has no full-time employees, incurs nominal rent and administrative expenses of approximately $100 per month, and has no other recurring operational expenses except professional fees incurred as necessary. The Company's president devotes approximately ten hours per month, without compensation, to the affairs of the Company. The Company is currently operating on working capital acquired through the sale of its common stock. Should the Company not complete a business combination within the next six months, the Company plans to raise additional working capital through the sale of its common stock. There is no assurance that the Company will be able to raise the capital needed to maintain its development stage operations.

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


Part I.  Item 3.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

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

          No response required.

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


                                                   CLAIRE COAST CORPORATION
                                                   (Registrant)


DATE:    April 14, 2006                            BY: /s/ James B. Wiegand
         --------------                                ----------------------
                                                       James B. Wiegand
                                                       President