Form 10QSB
period 2006-06-30
Claire Coast CORP
filed 2006-08-09
CIK 1342053

SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended: June 30, 2006	Commission File Number 000-51585

CLAIRE COAST CORPORATION
(Exact name of registrant as specified in its charter)

COLORADO	84-1397708
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

16200 WCR 18E, Loveland, Colorado	80537
(Address of principal executive offices)	(Zip code)

(970) 635-0346
(Registrant's telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report.)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes [X]    No [ ]

Number of shares of common stock outstanding as of August 7, 2006:   1,050,000 shares

Transitional Small Business Format:  Yes [ ]    No [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes [X]    No [ ]

CLAIRE COAST CORPORATION
(A Development Stage Company)
Table of Contents

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CLAIRE COAST CORPORATION
(A Development Stage Company)
Condensed Balance Sheet
June 30, 2006
(Unaudited)

Assets
Cash and cash equivalents	$2,134

Total assets	$2,134

Liabilities and Shareholders’ Equity

Liabilities:
Accrued liabilities	$500

Total liabilities	500

Shareholders’ Equity (Note 2 and 3):
Preferred stock, no par value; 5,000,000 shares authorized,
-0- shares issued and outstanding	—
Common stock, no par value; 50,000,000 shares authorized,
1,050,000 shares issued and outstanding	8,300
Additional paid-in capital	1,000
Deficit accumulated during development stage	(7,666)

Total shareholders' equity	1,634

Total liabilities and shareholders' equity	$2,134

See accompanying notes to condensed, unaudited financial statements

CLAIRE COAST CORPORATION
(A Development Stage Company)
Condensed Statements of Operations
(Unaudited)

	For TheThree Months	For The Nine Months	September 1, 2005 (Inception)
	Ended	Ended	Through
	June 30,	June 30,	June 30,
	2006	2006	2006
Operating expenses:
Professional fees	$844	$3,791	$5,791
Organizational costs (Note 2)	—	—	800
Contributed rent, related party (Note 2)	300	900	1,000
Other	—	75	75

Total operating expenses	1,144	4,766	7,666

Loss before income taxes	(1,144)	(4,766)	(7,666)

Income tax provision (Note 4)	—	—	—

Net loss	$(1,144)	$(4,766)	$(7,666)

Basic and diluted loss per share	$(0.00)	$(0.00)

Basic and diluted weighted average
common shares outstanding	1,050,000	1,044,286
.
See accompanying notes to condensed, unaudited financial statements

CLAIRE COAST CORPORATION
(A Development Stage Company)
Condensed Statement of Changes in Shareholders' Equity
(Unaudited)

	Preferred Stock		Common Stock		Additional	Deficit Accumulated During
	Shares	Par value	Shares	Par value	Paid in Capital	Development Stage	Total

Balance at September 30, 2005	—	$—	1,000,000	$6,800	$100	$(2,900)	$4,000

October - November 2005, common shares sold
in private placement offering ($.03 per share)
(Note 3)	—	—	50,000	1,500	—	—	1,500
Office space contributed by an officer (Note 2)	—	—	—	—	900	—	900
Net loss	—	—	—	—	—	(4,766)	(4,766)

Balance at June 30, 2006	—	$—	1,050,000	$8,300	$1,000	$(7,666)	$1,634

See accompanying notes to condensed, unaudited financial statements

CLAIRE COAST CORPORATION
(A Development Stage Company)
Condensed Statements of Cash Flows
(Unaudited)

		September 1,
	For The	2005
	Nine Months	(Inception)
	Ended	Through
	June 30,	March 31,
	2006	2006
Cash flows from operating activities:
Net loss	$(4,766)	$(7,666)
Adjustments to reconcile net loss to net cash
used in operating activities:
Common stock issued for organizational costs (Note 2)	—	800
Contributed rent (Note 2)	900	1,000
Changes in operating assets and liabilities:
Accrued liabilities	(1,500)	500
Net cash used in
operating activities	(5,366)	(5,366)

Cash flows from financing activities:
Proceeds from common stock sales (Note 3)	1,500	7,500
Net cash provided by
financing activities	1,500	7,500

Net change in cash	(3,866)	2,134

Cash, beginning of period	6,000	—

Cash, end of period	$2,134	$2,134

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$—	$—
Interest	$—	$—

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

In the opinion of management, the accompanying condensed financial statements contain all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of operating results for the interim periods presented. Certain information and footnote disclosures, normally included in the financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted. The results of operations presented for the nine months ended June 30, 2006 are not necessarily indicative of the results to be expected for the year.

The Company is in the development stage in accordance with Statements of Financial Accounting Standards (SFAS) No. 7 “Accounting and Reporting by Development Stage Enterprises”. As of June 30, 2006, the Company has devoted substantially all of its efforts to financial planning and raising capital.

Financial data presented herein are unaudited.
.

Note 2: Related Party Transactions

Office Space

The Company’s president and sole director contributed office space to the Company for the period presented in the accompanying condensed financial statements. The office space was valued at $100 per month based on the market rate in the local area and is included in the accompanying financial statements as “Contributed rent, related party” with a corresponding credit to “Additional paid-in capital”.

Common Stock

On September 1, 2005, the Company issued each of its two officers 400,000 shares of its no par common stock as payment for $800 in fees and expenses incurred as part of organizing the Company.

Note 3: Shareholders’ Equity

During the period from September to November 2005, the Company offered for sale 500,000 shares at of its common stock at a price of $0.03 per share. The Company sold 250,000 shares for proceeds of $7,500. The offering was made in reliance on an exemption from registration of a trade in the United States under Section 4(2) of Regulation D of the United States Securities Act of 1933, as amended. The Company relied upon exemptions from registration believed by it to be available under federal and state securities laws in connection with the offering. All sales were conducted through the Company’s officers and director.

CLAIRE COAST CORPORATION
(A Development Stage Company)

Notes to Condensed, Unaudited Financial Statements

Note 4: Income taxes

The Company records its income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes”. The Company incurred net operating losses during all periods presented resulting in a deferred tax asset, which was fully allowed for; therefore, the net benefit and expense resulted in $-0- income taxes.
================================

CLAIRE COAST CORPORATION
(A Development Stage Company)

Part I.   Item 2.   Management’s Discussion and Analysis or Plan of Operation

Forward-looking statements

The following discussion should be read in conjunction with the financial statements of Claire Coast Corporation (the “Company”), which are included elsewhere in this Form 10-QSB. This Quarterly Report on Form 10-QSB contains forward-looking information. Forward-looking information includes statements relating to future actions, future performance, costs and expenses, interest rates, outcome of contingencies, financial condition, results of operations, liquidity, business strategies, cost savings, objectives of management, and other such matters of the Company. The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking information to encourage companies to provide prospective information about themselves without fear of litigation so long as that information is identified as forward-looking and is accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in the information. Forward-looking information may be included in this Quarterly Report on Form 10-QSB or may be incorporated by reference from other documents filed with the Securities and Exchange Commission (the “SEC”) by the Company. You can find many of these statements by looking for words including, for example, “believes”, “expects”, “anticipates”, “estimates” or similar expressions in this Quarterly Report on Form 10-QSB or in documents incorporated by reference in this Quarterly Report on Form 10-QSB. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information or future events.

We have based the forward-looking statements relating to our operations on our management’s current expectations, estimates and projections about our Company and the industry in which we operate. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that we cannot predict. In particular, we have based many of these forward-looking statements on assumptions about future events that may prove to be inaccurate. Accordingly, our actual results may differ materially from those contemplated by these forward-looking statements. Any differences could result from a variety of factors, including, but not limited to general economic and business conditions, competition, and other factors.

Plan of Operation

The Company intends to seek out, investigate, and pursue a merger, acquisition, or other business combination with an operating entity. There have been no revenues from operations since inception, and none are anticipated prior to completing a business combination.

The Company has no full-time employees, incurs nominal rent and administrative expenses of approximately $100 per month, and has no other recurring operational expenses except professional fees incurred as necessary. The Company’s president devotes approximately ten hours per month, without compensation, to the affairs of the Company. The Company is currently operating on working capital acquired through the sale of its common stock. Should the Company not complete a business combination within the next six months, the Company plans to raise additional working capital through the sale of its common stock. There is no assurance that the Company will be able to raise the capital needed to maintain its development stage operations.

The Company has no plans to acquire any assets or make any investments prior to completing a business combination.

To date, the Company has not identified a suitable target entity for any type of business combination, and management has no particular type of merger, acquisition, or business opportunity in mind. No restrictions have been placed on management’s discretion to seek out and participate in an appropriate business opportunity. Due to limited financial resources, it is anticipated that only a single potential business venture will be pursued.

Selection of an appropriate business opportunity is complex and risky due to the Company’s limited financial resources, the speculative nature of operations, management’s limited time commitment to the Company, management’s potential conflicts of interest, the burdens of being a reporting company, lack of market research, and competition in the marketplace. The Company’s success is dependent upon locating and consummating a business combination, and there are no assurances that this will occur.

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

CLAIRE COAST CORPORATION (Registrant)

Date: August 7, 2006	By:	/s/ James B. Wiegand
James B. Wiegand
Title:		President