Form 10KSB
period 2006-09-30
Claire Coast CORP
filed 2007-01-09
CIK 1342053

UNITED STATES SECURITIES
AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15 OF THE SECURITIES EXCHANGE ACT OF  1934
For the fiscal year ended September 30, 2006

Commission file number: 000-51585

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15 OF THE SECURITIES EXCHANGE ACT OF  1934

CLAIRE COAST CORPORATION
(Name of small business issuer in its charter)

COLORADO
(State or Other Jurisdiction of Incorporation or Organization)

84-1397708
(I.R.S. Employer Identification No.)

16200 WCR 18E, Loveland, Colorado	80537
(Address of Principal Executive Office)	(Zip Code)

Issuer's telephone number: 970-635-0346

Securities Registered Under Section 12(b) of the Act: None

Securities Registered Under Section 12(g) of the Act:
Common Stock, No Par Value
(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). (check one): Yes [ X ]      No [ ]

The Issuer's revenues for its fiscal year ended September 30, 2006 were $0.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) N/A

Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

The number of shares outstanding of the Registrant's Common Stock as of , December 10, 2006 was 1,050,000 shares.

Transitional Small Business Disclosure Format (Check one): Yes [ ]        No [ X ]

INDEX TO ANNUAL REPORT
ON FORM 10-KSB

PART I

The matters addressed in this report on Form 10-KSB, with the exception of the historical information presented, contain forward-looking statements involving risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those factors set forth in the Description of Business section (Item 1) and elsewhere in this report.

Item 1. DESCRIPTION OF BUSINESS

(a) History of the Company

Claire Coast Corporation (the "Company" or the "Registrant"), is a Colorado corporation. Our principal business address is 16200 WCR 18E, Loveland, Colorado 80537. Our phone number is 970-635-0346. We were organized under the laws of the State of Colorado on April 15, 1997 to engage in any lawful corporate undertaking, including selected mergers and acquisitions.

Our only activity to date has been to attempt to locate and negotiate with a business entity for the merger of that target company into our Company.

(b) Current Operations

Our current operations consist solely of seeking merger or acquisition candidates.

We will attempt to locate and negotiate with a business entity for the merger of that target company into the Company or a wholly owned subsidiary of the Company formed for the purpose of such a merger. In certain instances, a target company may wish to become a subsidiary of the Company or may wish to contribute assets to the Company rather than merge. No assurances can be given that the Company will be successful in locating or negotiating a transaction with any target company.

We have attempted to provide a method for a foreign or domestic private company to become a reporting ("public") company whose securities are qualified for trading in the United States secondary market.

We believe there are certain perceived benefits to being a reporting company with a class of publicly-traded securities. These benefits are commonly thought to include the following:

* the ability to use registered securities to acquire assets or businesses;

* increased visibility in the marketplace;

* ease of borrowing from financial institutions;

* improved stock trading efficiency;

* shareholder liquidity;

* greater ease in subsequently raising capital;

* compensation of key employees through stock options;

* enhanced corporate image;

* a presence in the United States capital market.

Target companies interested in a business combination with the Company may include the following:

* a company for whom a primary purpose of becoming public is the use of its securities for the acquisition of other assets or businesses;

* a company which is unable to find an underwriter of its securities or is unable to find an underwriter of securities on terms acceptable to it;

* a company which desires to become public with less dilution of its common stock than would occur upon an underwriting;

* a company which believes that it will be able to obtain investment capital on more favorable terms after it has become public;

* a foreign company which may wish an initial entry into the United States securities market;

* a special situation company, such as a company seeking a public market to satisfy redemption requirements under a qualified Employee Stock Option Plan;

* a company seeking one or more of the other mentioned perceived benefits of becoming a public company.

A business combination with a target company will normally involve the transfer to the target company of the majority of the issued and outstanding common stock of the Company, and the election by the target business of its own management and board of directors.

The proposed business activities described herein classify the Company as a "blank check" company. The Securities and Exchange Commission and many states have enacted statutes, rules and regulations limiting the sale of securities of blank check companies. At the present time, there is no market for the Company's securities.

(c) Risks Related to the Plan of Operation

The Company's business is subject to numerous risk factors, including the following:

WE HAVE NO RECENT OPERATING HISTORY, NO OPERATING REVENUES, AND WE HAVE MINIMAL ASSETS. The Company has had no operations nor any revenues or earnings from operations. The Company has only limited assets and financial resources. The Company will, in all likelihood, sustain operating expenses without corresponding revenues, at least until the consummation of a business combination. This may result in the Company incurring a net operating loss which will increase continuously until the Company can consummate a business combination with a target company. There is no assurance that the Company can identify such a target company and consummate such a business combination.

THE SPECULATIVE NATURE OF OUR PROPOSED OPERATIONS. The success of the Company's proposed plan of operation will depend to a great extent on the operations, financial condition and management of the identified target company. While management intends to seek business combinations with entities having established operating histories, there can be no assurance that the Company will be successful in locating candidates meeting such criteria. In the event the Company completes a business combination the success of the Company's operations may be dependent upon the management, operations, and financial condition of the target company, and numerous other factors beyond the Company's control.

THERE IS A SCARCITY OF AND COMPETITION FOR BUSINESS OPPORTUNITIES AND COMBINATIONS. The Company is and will continue to be an insignificant participant in the business of seeking mergers with and acquisitions of business entities. A large number of established and well-financed entities, including venture capital firms, are active in mergers and acquisitions of companies which may be merger or acquisition target candidates for the Company. Nearly all such entities have significantly greater financial resources, technical expertise and managerial capabilities than the Company. Consequently, the Company will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination.

WE HAVE NO AGREEMENT FOR ANY BUSINESS COMBINATION OR OTHER TRANSACTION. The Company has no arrangement, agreement or understanding with respect to engaging in a merger with or acquisition of a business entity. There can be no assurance the Company will be successful in identifying and evaluating suitable business opportunities or in concluding a business combination. Management has not identified any particular industry or specific business within an industry for evaluation by the Company. There is no assurance the Company will be able to negotiate a business combination on terms favorable to the Company. The Company has not established a specific length of operating history or a specified level of earnings, assets, net worth or other criteria which it will require a target business opportunity to have achieved to consider a business combination with it. Accordingly, the Company may enter into a business combination with a business entity having no significant operating history, losses, limited or no potential for earnings, limited assets, negative net worth or other negative characteristics.

OUR MANAGEMENT HAS ONLY A LIMITED TIME COMMITMENT TO THE COMPANY. Our President has several business interests and will devote a limited amount of his time to the Company's business. While seeking a business combination, our President anticipates devoting up to ten hours per month to the business of the Company. The Company's President has not entered into a written employment agreement with the Company and he is not expected to do so in the foreseeable future. We have not obtained key man life insurance on our President. Notwithstanding the combined limited experience and time commitment of our President, loss of the services of this individual would adversely affect development of the Company's business and its likelihood of continuing operations.

OUR SOLE OFFICER AND DIRECTOR MAY HAVE CONFLICTS OF INTEREST WITH THE BUSINESS OF OUR COMPANY. The Company's sole officer and director participates in other business ventures which may result in conflicts of interest and non- arms length transactions arising in the future. Management has adopted a policy that the Company will not seek a merger with, or acquisition of, any entity in which any member of management serves as an officer, director or partner, or in which they or their family members own or hold any ownership interest.

BEING A REPORTING COMPANY COMPLICATES AND COULD DELAY AN ACQUISITION. Section 13 of the Securities Exchange Act of 1934 (the "Exchange Act") requires us to provide certain information about significant acquisitions including certified financial statements for the company acquired covering one or two years, depending on the relative size of the acquisition. The time and additional costs that may be incurred by some target companies to prepare such statements may significantly delay or essentially preclude consummation of an otherwise desirable acquisition by the Company. Acquisition prospects that do not have or are unable to obtain the required audited statements may not be appropriate for acquisition so long as the reporting requirements of the Exchange Act are applicable.

WE HAVE A LACK OF MARKET RESEARCH AND NO MARKETING ORGANIZATION. We have neither conducted, nor have others made available to us, results of market research indicating that market demand exists for the transactions contemplated by the Company. Moreover, the Company does not have, and does not plan to establish, a marketing organization. Even in the event demand is identified for the type of merger or acquisition contemplated by the Company, there is no assurance the Company will be successful in completing any such business combination.

CERTAIN REGULATIONS MAY APPLY TO OUR OPERATIONS. Although the Company will be subject to regulation under the Exchange Act, management believes the Company will not be subject to regulation under the Investment Company Act of 1940, insofar as the Company will not be engaged in the business of investing or trading in securities. In the event the Company engages in business combinations which result in the Company holding passive investment interests in a number of entities, the Company could be subject to regulation under the Investment Company Act of 1940. In such event, the Company would be required to register as an investment company and could be expected to incur significant registration and compliance costs. We have not obtained a formal determination from the Securities and Exchange Commission as to the status of the Company under the Investment Company Act of 1940. If we inadvertently violate such Act, we could be subjected to material adverse consequences.

THERE WILL BE A CHANGE IN MANAGEMENT. A business combination involving the issuance of the Company's common stock will, in all likelihood, result in shareholders of a target company obtaining a controlling interest in the Company. Any such business combination may require our Management to sell or transfer all or a portion of the Company's common stock held by them, and to resign as directors and officers of the Company. The resulting change in control of the Company will likely result in removal of the present officer and director of the Company and a corresponding reduction in or elimination of his participation in the future affairs of the Company.

THE PLAN OF OPERATION PROVIDES FOR SUBSTANTIAL DILUTION TO OUR EXISTING SHAREHOLDERS AS A RESULT OF A MERGER OR SIMILAR CHANGE OF CONTROL TRANSACTION. Our plan of operation is based upon a business combination with a business entity which, in all likelihood, will result in the Company issuing securities to shareholders of such business entity. The issuance of previously authorized and unissued common stock of the Company would result in a reduction in percentage of shares owned by the present shareholders of the Company and would most likely result in a change in control or management of the Company.

WE MAY NOT BE ABLE TO ENGAGE IN A TAX FREE ACQUISITION. We intend to structure any business combination so as to minimize the federal and state tax consequences to both the Company and the target entity. However, there can be no assurance that such a business combination will meet the statutory requirements of a tax-free reorganization or that the parties will obtain the intended tax-free treatment upon a transfer of stock or assets. A non- qualifying reorganization could result in the imposition of both federal and state taxes which may have an adverse effect on the parties to the transaction and therefore the transaction itself.

THE REQUIREMENT OF AUDITED FINANCIAL STATEMENTS MAY DISQUALIFY BUSINESS OPPORTUNITIES. Management of the Company will require any potential business combination entity to provide audited financial statements. One or more attractive prospects may choose to forego the possibility of a business combination with the Company rather than incur the expenses associated with preparing audited financial statements.

Such audited financial statements may not be immediately available. In such case, the Company intends to obtain certain assurances as to the target company's assets, liabilities, revenues and expenses prior to consummating a business combination, with further assurances that an audited financial statement will be provided after closing of such a transaction. Closing documents relative thereto will include representations that the audited financial statements will not materially differ from the representations included in such closing documents.

(d) Plan of Operation

We intend to merge with or acquire a business entity in exchange for our securities. We have no particular acquisition in mind and have not entered into any negotiations regarding such an acquisition.
We anticipate seeking out a target business through solicitation. Such solicitation may include newspaper or magazine advertisements, mailings and other distributions to law firms, accounting firms, investment bankers, financial advisors and similar persons, the use of one or more World Wide Web sites and similar methods. No estimate can be made as to the number of persons who will be contacted or solicited. Such persons will have no relationship to management.

We have no full time employees. The Company's President has agreed to allocate a portion of his time to the activities of the Company as a consultant. The President anticipates that the business plan of the Company can be implemented by his devoting approximately 10 hours per month to the business affairs of the Company and, consequently, conflicts of interest may arise with respect to the limited time commitment by such officer.

The Company's President is currently involved with other companies which have a business purpose similar to that of the Company. A conflict may arise in the event that another blank check company with which management is affiliated is formed and actively seeks a target business. Management anticipates that target businesses will be located for the Company and other blank check companies in chronological order of the date of formation of such blank check companies. It may be that a target business may be more suitable for or may prefer a certain blank check company formed after the Company. In such case, a business combination might be negotiated on behalf of the more suitable or preferred blank check company regardless of date of formation.

The Articles of Incorporation of the Company provide that the Company may indemnify officers and/or directors of the Company for liabilities, which can include liabilities arising under the securities laws. Therefore, assets of the Company could be used or attached to satisfy any liabilities subject to such indemnification.

Our plan is to seek, investigate and, if such investigation warrants, acquire an interest in a business entity which desires to seek the perceived advantages of a corporation which has a class of securities registered under the Exchange Act. The Company will not restrict its search to any specific business, industry, or geographical location and the Company may participate in a business venture of virtually any kind or nature. This discussion of the proposed business is not meant to be restrictive of the Company's virtually unlimited discretion to search for and enter into potential business opportunities.  We may seek a business opportunity with entities which have recently commenced operations, or which wish to utilize the public marketplace in order to raise additional capital in order to expand into new products or markets, to develop a new product or service, or for other corporate purposes. The Company may acquire assets and establish wholly-owned subsidiaries in various businesses or acquire existing businesses as subsidiaries.

We anticipate that the selection of a business opportunity in which to participate will be complex and extremely risky. Due to general economic conditions, rapid technological advances being made in some industries and shortages of available capital, management believes that there are numerous firms seeking the perceived benefits of a publicly registered corporation. Such perceived benefits may include facilitating or improving the terms on which additional equity financing may be sought, providing liquidity for incentive stock options or similar benefits to key employees, and providing liquidity for shareholders and other factors. Business opportunities may be available in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities difficult and complex.

The Company has, and will continue to have, only limited capital with which to provide the owners of business opportunities with any cash or other assets. However, we believe the Company will be able to offer owners of acquisition candidates the opportunity to acquire a controlling ownership interest in a publicly registered company without incurring the cost and time required to conduct an initial public offering. Management has not conducted market research and is not aware of statistical data to support the perceived benefits of a merger or acquisition transaction for the owners of a business opportunity.

The analysis of new business opportunities will be undertaken by, or under the supervision of the Company's President who is not a professional business analyst. In analyzing prospective business opportunities, management will consider such matters as available technical, financial and managerial resources; working capital and other financial requirements; history of operations, if any; prospects for the future; nature of present and expected competition; the quality and experience of management services which may be available and the depth of that management; the potential for further research, development, or exploration; specific risk factors not now foreseeable, but which then may be anticipated to impact the proposed activities of the Company; the potential for growth or expansion; the potential for profit; the perceived public recognition or acceptance of products, services, or trades; name identification; and other relevant factors. Management will meet personally with management and key personnel of the target business entity as part of its investigation. To the extent possible, the Company intends to utilize written reports and personal investigation to evaluate the above factors. The Exchange Act requires that any merger or acquisition candidate comply with all certain reporting requirements, which include providing audited financial statements to be included in the reporting filings made under the Exchange Act. The Company will not acquire or merge with any company for which audited financial statements cannot be obtained at or within a reasonable period of time after closing of the proposed transaction.

We will in all likelihood not be experienced in matters relating to the business of a target company, and management will rely upon its own experience in accomplishing the business purposes of the Company. Therefore, it is anticipated that outside consultants or advisors may be utilized to assist us in the search for and analysis of qualified target companies.

The Company will not restrict its search to any specific kind of firm, but may acquire a venture which is in its preliminary or development stage, one which is already in operation, or in a more mature stage of its corporate existence. The acquired business may need to seek additional capital, may desire to have its shares publicly traded, or may seek other perceived advantages which the Company may offer. However, the Company does not intend to obtain additional funds to finance the operation of any acquired business opportunity until such time as the Company has successfully consummated the merger or acquisition transaction.

MANNER OF ACQUISITION

In implementing a structure for a particular business acquisition, the Company may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another entity. We also may acquire stock or assets of an existing business. On the consummation of a transaction it is probable that the present Management and shareholders of the Company will no longer be in control of the Company. In addition, the Company's President and director, as part of the terms of the acquisition transaction, likely will be required to resign and be replaced by one or more new officers and directors without a vote of our shareholders.

It is anticipated that any securities issued in any such reorganization would be issued in reliance upon exemption from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of a transaction, the Company may agree to register all or a part of such securities immediately after the transaction is consummated or at specified times thereafter. If such registration occurs, of which there can be no assurance, it will be undertaken by the surviving entity after the Company has entered into an agreement for a business combination or has consummated a business combination and the Company is no longer considered a blank check company. Until such time as this occurs, the Company will not attempt to register any additional securities. The issuance of substantial additional securities and their potential sale into any trading market which may develop in the Company's securities may have a depressive effect on that market.

While the actual terms of a transaction to which the Company may be a party cannot be predicted, it may be expected that the parties to the business transaction will find it desirable to avoid the creation of a taxable event and thereby structure the acquisition as a "tax-free" reorganization under Sections 351 or 368 of the Internal Revenue Code of 1986, as amended.

With respect to any merger or acquisition, negotiations with target company management are expected to focus on the percentage of the Company which the target company shareholders would acquire in exchange for all of their shareholdings in the target company. Depending upon, among other things, the target company's assets and liabilities, the Company's shareholders will in all likelihood hold a substantially lesser percentage ownership interest in the Company following any merger or acquisition. The percentage ownership may be subject to significant reduction in the event the Company acquires a target company with substantial assets. Any merger or acquisition effected by the Company can be expected to have a significant dilutive effect on the percentage of shares held by the Company's shareholders at such time.

The Company will participate in a business opportunity only after the negotiation and execution of appropriate agreements. Although the terms of such agreements cannot be predicted, generally such agreements will require certain representations and warranties of the parties thereto, will specify certain events of default, will detail the terms of closing and the conditions which must be satisfied by the parties prior to and after such closing, will outline the manner of bearing costs, including costs associated with the Company's attorneys and accountants, and will include miscellaneous other terms.

We are presently subject to all of the reporting requirements included in the Exchange Act. Included in these requirements is the duty of the Company to file audited financial statements as part of its Form 8-K to be filed with the Securities and Exchange Commission upon consummation of a merger or acquisition, as well as the Company's audited financial statements included in its annual report on Form 10-K (or 10-KSB, as applicable). If such audited financial statements are not available at closing, or within time parameters necessary to insure the Company's compliance with the requirements of the Exchange Act, or if the audited financial statements provided do not conform to the representations made by the target company, the closing documents may provide that the proposed transaction will be voidable at the discretion of the present management of the Company.

COMPETITION

The Company will remain an insignificant participant among the firms which engage in the acquisition of business opportunities. There are many established venture capital and financial concerns which have significantly greater financial and personnel resources and technical expertise than the Company. In view of the Company's limited financial resources and limited management availability, the Company may be at a competitive disadvantage compared to the Company's competitors.

Item 2. DESCRIPTION OF PROPERTY

The Company currently occupies offices in the home of its President, which location also serves as offices for Amery Coast Corporation as well as other companies. From inception through September 1, 2005, affiliates provided free office space to the Company, on an as needed basis. From September 2005 through September 30, 2006 the Company utilized office space in the home office of the Company’s President for a monthly rental of $100. The rent was contributed to the Company by its President.

Item 3. LEGAL PROCEEDINGS

No legal proceedings to which the Company is a party were pending during the reporting period, and the Company knows of no legal proceedings of a material nature, pending or threatened, or judgments entered against the sole director and officer of the Company in his capacity as such.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company did not submit any matter to a vote of security holders through solicitation of proxies or otherwise during the reporting period.

PART II

Item 5. MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a) Principal Market or Markets. The Company's stock has not traded and, at the present time, it has no trading symbol.

(b) Approximate Number of Holders of Common Stock. The number of holders of record of the Company's Common Stock as of December 2006 was approximately 28 .

(c) Dividends. Holders of common stock are entitled to receive such dividends as may be declared by the Company's Board of Directors. No dividends on the common stock were paid by the Company during the periods reported herein nor does the Company anticipate paying dividends in the foreseeable future.

(d) Recent Sales of Unregistered Securities. NOT APPLICABLE

Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Forward-Looking Statements

Certain statements contained in this annual report on Form 10-KSB including without limitation, statements containing the words "believes," "anticipates," "estimates," "expects," and words of similar import, constitute "forward-looking statements." You should not place undue reliance on these forward-looking statements. Our actual results and the structure of transactions which may occur in the future could differ materially from those described in these forward-looking statements for many reasons, including those set forth in the risk factors included herein and for other reasons including the demands of the specific business entity with which the company may elect to engage in a transaction.

Plan of Operation

See Part I, Item 1., "Description of Business-Plan of Operation."

Liquidity and Capital Resources

At September 30, 2006, the Company's fiscal year end, the Company had cash and cash equivalents of $1,459, reflecting a decrease in cash of $4,541 from September 30, 2005. While the Company has no foreseeable capital commitments, it also has no present expectations of generating any cash flow from operations until such time as it may successfully complete the acquisition of the business, operations, or assets of an operating entity. At present time, Management has no plans to raise additional funds through borrowings or the issuance of debt or equity.

We believe that our current cash and equivalents will satisfy our expected working capital requirements through fiscal 2006.

Item 7. FINANCIAL STATEMENTS

The report of the independent auditors on the financial statements appears at Page F-2 and the financial statements and their accompanying footnotes appear at Pages F-3 through F-10 hereof. These financial statements and related financial information required to be filed hereunder are incorporated herein by reference.

Item 8. DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Company did not have any disagreements on accounting and financial disclosures with its present accounting firm during the reporting period.

CLAIRE COAST CORPORATION
(A Development Stage Company)
Index to Financial Statements

Page

Report of Independent Registered Public Accounting Firm	F-2

Balance Sheet at September 30, 2006	F-3

Statements of Operations for the year ended September 30, 2006, for the period from September 1, 2005 (inception) through September 30, 2005,
and from September 1, 2005 (inception) through September 30, 2006	F-4

Statement of Changes in Shareholders' Equity for the period from
September 1, 2005 (inception) through September 30, 2006	F-5

Statements of Cash Flows for the year ended September 30, 2006, for the period from September 1, 2005 (inception) through September 30, 2005,
and from September 1, 2005 (inception) through September 30, 2006	F-6

Notes to Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Director and Shareholders
Claire Coast Corporation:

We have audited the balance sheet of Claire Coast Corporation as of September 30, 2006, and the related statements of operations, changes in shareholders’ deficit and cash flows for the year ended September 30, 2006, from September 1, 2005 (inception) through September 30, 2005, and from September 1, 2005 (inception) through September 30, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Claire Coast Corporation as of September 30, 2006, and the results of its operations and its cash flows for the year ended September 30, 2006, from September 1, 2005 (inception) through September 30, 2005, and from September 1, 2005 (inception) through September 30, 2006 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered operating losses since inception, has a limited operating history and is considered a shell company, which raises a substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Cordovano and Honeck LLP
Englewood, Colorado
November 20, 2006

CLAIRE COAST CORPORATION
(A Development Stage Company)
Balance Sheet
September 30, 2006

Assets
Cash	$1,459

Total assets	$1,459

Liabilities and Shareholders’ Equity

Liabilities:
Accrued liabilities	$3,500

Total liabilities	3,500

Shareholders’ Equity (Note 2 and 3):
Preferred stock, no par value; 5,000,000 shares authorized,
-0- shares issued and outstanding	—
Common stock, no par value; 50,000,000 shares authorized,
1,050,000 shares issued and outstanding	8,300
Additional paid-in capital	1,300
Deficit accumulated during development stage	(11,641)

Total shareholders' equity	(2,041)

Total liabilities and shareholders' equity	$1,459

See accompanying notes to financial statements

CLAIRE COAST CORPORATION
(A Development Stage Company)
Statements of Operations

		September 1,	September 1,
		2005	2005
	For The	(Inception)	(Inception)
	Year Ended	Through	Through
	September 30,	September 30,	September 30,
	2006	2005	2006
Operating expenses:
Professional fees	$7,466	$2,000	$9,466
Organizational costs (Note 2)	—	800	800
Contributed rent, related party (Note 2)	1,200	100	1,300
Other	75	—	75

Total operating expenses	8,741	2,900	11,641

Loss before income taxes	(8,741)	(2,900)	(11,641)

Income tax provision (Note 4)	—	—	—

Net loss	$(8,741)	$(2,900)	$(11,641)

Basic and diluted loss per share	$(0.01)	$(0.00)

Basic and diluted weighted average
common shares outstanding	1,046,923	1,000,000

See accompanying notes to financial statements

CLAIRE COAST CORPORATION
(A Development Stage Company)
Statement of Changes in Shareholders' Equity

						Deficit
						Accumulated
					Additional	During
	Preferred Stock		Common Stock		Paid-in	Development
	Shares	Par value	Shares	Par value	Capital	Stage	Total
Balance at September 1, 2005 (inception)
(Note 1)	—	$—	—	$—	$—	$—	$—

September 2005, common stock issued to
officers in exchange for organizational
fees and expenses incurred on behalf of
the Company ($.001 per share) (Note 2)	—	—	800,000	800	—	—	800
September 2005, common shares sold in
private placement offering ($.03 per share)
(Note 3)	—	—	200,000	6,000	—	—	6,000
Office space contributed by an officer (Note 2)	—	—	—	—	100	—	100
Net loss	—	—	—	—	—	(2,900)	(2,900)

Balance at September 30, 2005	—	—	1,000,000	6,800	100	(2,900)	4,000

October and November 2005, common shares sold
in private placement offering ($.03 per share)
(Note 3)	—	—	50,000	1,500	—	—	1,500
Office space contributed by an officer (Note 2)	—	—	—	—	1,200	—	1,200
Net loss	—	—	—	—	—	(8,741)	(8,741)

Balance at September 30, 2006	—	$—	1,050,000	$8,300	$1,300	$(11,641)	$(2,041)

See accompanying notes to financial statements

CLAIRE COAST CORPORATION
(A Development Stage Company)
Statements of Cash Flows

		September 1,	September 1,
		2005	2005
	For The	(Inception)	(Inception)
	Year Ended	Through	Through
	September 30,	September 30,	September 30,
	2006	2005	2006
Cash flows from operating activities:
Net loss	$(8,741)	$(2,900)	$(11,641)
Adjustments to reconcile net loss to net cash
used in operating activities:
Common stock issued for organizational costs (Note 2)	—	800	800
Contributed rent (Note 2)	1,200	100	1,300
Changes in operating assets and liabilities:
Accrued liabilities	1,500	2,000	3,500
Net cash used in
operating activities	(6,041)	—	(6,041)

Cash flows from financing activities:
Proceeds from common stock sales (Note 3)	1,500	6,000	7,500
Net cash provided by
financing activities	1,500	6,000	7,500

Net change in cash	(4,541)	6,000	1,459

Cash, beginning of period	6,000	—	—

Cash, end of period	$1,459	$6,000	$1,459

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$—	$—	$—
Interest	$—	$—	$—

See accompanying notes to financial statements

CLAIRE COAST CORPORATION
(A Development Stage Company)
Notes to Financial Statements

(1) Organization, Basis of Presentation, and Summary of Significant Accounting Policies

    Organization and Basis of Presentation

Claire Coast Corporation (the “Company”) was initially incorporated on April 15, 1997 in the State of Colorado. The Company remained inactive through September 1, 2005. Although the Company was incorporated on April 15, 1997, the accompanying financial statements report September 1, 2005 as the date of inception for accounting purposes, which was the date the Company commenced its operating activities.

The Company is a development stage enterprise in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 7 and is considered a “shell” or “blank check” company. The Company has been in the development stage since inception and has no revenue-producing operations to date. The Company’s business plan is to evaluate, structure and complete a merger with, or acquisition of, a privately owned corporation.

Development Stage

The Company is in the development stage in accordance with SFAS No. 7 “Accounting and Reporting by Development Stage Enterprises”. As of September 30, 2006, the Company has devoted substantially all of its efforts to financial planning and a private placement offering of its common stock.

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company is a development stage enterprise that is considered a shell company with losses since inception and a limited operating history. These factors, among others, may indicate that the Company will be unable to continue as a going concern for reasonable period of time.

The financial statements do not include any adjustments relating to the recoverability and classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis and ultimately to attain profitability. The Company intends to seek additional funding through equity offerings to fund its business plan. There is no assurance that the Company will be successful in raising additional funds.

Use of Estimates

The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

CLAIRE COAST CORPORATION
(A Development Stage Company)
Notes to Financial Statements

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments with original maturities of three months or less when acquired to be cash equivalents. The Company had no cash equivalents at September 30, 2006.

    Income Taxes

Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the recorded book basis and the tax basis of assets and liabilities for financial and income tax reporting. Deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred taxes are also recognized for operating losses that are available to offset future taxable income and tax credits that are available to offset future federal income taxes.

Organization Costs

Costs related to the organization of the Company have been expensed as incurred.

Loss per Common Share

The Company reports net loss per share using a dual presentation of basic and diluted loss per share. Basic net loss per share excludes the impact of common stock equivalents. Diluted net loss per share utilizes the average market price per share when applying the treasury stock method in determining common stock equivalents. At September 30, 2006, there were no variances between the basic and diluted loss per share as there were no potentially dilutive securities outstanding.

Recent Accounting Pronouncements

In May 2005, the FASB issued SFAS No.154, Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20, Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements (SFAS 154). SFAS 154 provides guidance on the accounting for and the reporting of accounting changes, including changes in principle, accounting estimates and the reporting entity, as well as, correction of errors in previously issued financial statements. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. SFAS 154 is not expected to have a material impact on the Company’s results of operations or financial position.

CLAIRE COAST CORPORATION
(A Development Stage Company)
Notes to Financial Statements

On July 13, 2006 the FASB posted to its website the Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes, (FIN 48). FIN 48, creates a single model to address uncertainty in income tax positions. FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition and, clearly scopes income taxes out of FASB Statement No. 5, Accounting for Contingencies. FIN 48 applies to all tax positions related to income taxes subject to FASB Statement No. 109, Accounting for Income Taxes, (FAS 109). This includes tax positions considered to be "routine" as well as those with a high degree of uncertainty. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company does not expect the adoption to have a material impact on the Company's financial statements.

(2)	Related Party Transactions

Common Stock

On September 1, 2005, the Company issued its officer and board member each 400,000 shares of its no par common stock as payment for $800 in fees and expenses incurred as part of organizing the Company.

Office Space

The Company’s president and sole officer contributed office space to the Company for the period presented in the accompanying financial statements. The office space was valued at $100 per month based on the market rate in the local area and is included in the accompanying financial statements as contributed rent, related party with a corresponding credit to additional paid-in capital.

(3) Shareholders’ Equity

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

(4) Income Taxes

A reconciliation of U.S. statutory federal income tax rate to the effective rate follows:

CLAIRE COAST CORPORATION
(A Development Stage Company)
Notes to Financial Statements

		September 1, 2005
	For The	(Inception)
	Year Ended	Through
	September 30, 2006	September 30, 2005

U.S. statutory federal rate, graduated	15.00%	15.00%
State income tax rate, net of federal	3.94%	3.94%
Contributed rent	-2.60%	-0.66%
Net operating loss (NOL) for which
no tax benefit is currently available.	-16.34%	-18.28%
	0.00%	0.00%

At September 30, 2006, deferred tax assets consisted of a net tax asset of $1,958, due to operating loss carryforwards of $10,341, which was fully allowed for, in the valuation allowance of $1,958. The valuation allowance offsets the net deferred tax asset for which it is more likely than not that the deferred tax assets will not be realized. The changes in the valuation allowance for the year ended September 30, 2006 and the period ended September 30, 2005 totaled $1,428 and $530, respectively. The current tax benefit also totaled $1,428 and $530, respectively, for the year ended September 30, 2006 and the period ended September 30, 2005. The net operating loss carryforward expires through the year 2026.

The valuation allowance will be evaluated at the end of each year, considering positive and negative evidence about whether the deferred tax asset will be realized. At that time, the allowance will either be increased or reduced; reduction could result in the complete elimination of the allowance if positive evidence indicates that the value of the deferred tax assets is no longer impaired and the allowance is no longer required.

Should the Company undergo an ownership change as defined in Section 382 of the Internal Revenue Code, the Company’s tax net operating loss carryforwards generated prior to the ownership change will be subject to an annual limitation, which could reduce or defer the utilization of these losses.

(5) Subsequent Event

During October 2006, the Company and two of its significant shareholders entered into an Agreement for the Purchase of Common Stock (the “Agreement”) with an outside investor. Under the terms of the agreement, the shareholders agreed to sell their 750,000 shares of the Company’s common stock to the investor. At the time of the transaction, the Company had 1,050,000 common shares issued and outstanding. As a result of the transaction, the Company underwent a change of control.

Item 8A. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. Our Chief Executive Officer and Chief Financial Officer has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this annual report (the "Evaluation Date"). Based upon such evaluation, the officer has concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective in alerting him on a timely basis to material information relating to our Company required to be included in our reports filed or submitted under the Exchange Act.

(b) Changes in internal controls over Financial Reporting. During the most recent fiscal year, there have not been any significant changes in our internal controls over financial reporting or in other factors that could have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 8B. OTHER INFORMATION

None.

PART III

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

(a) Directors and Executive Officers. Until September 30, 2006 the Company sole director and officer was:

Name	Age	Position	Since
James B. Wiegand	59	Director, President, Chief Financial Officer	April 1997

Mr. Wiegand became sole officer and director of the Company in April 1997 and is now serving his eighth one-year term. Mr. Wiegand is also an officer, director, and employee of Jackray Corporation, an entity similar in all respects to the Company, which filed its Form 10-SB with the Securities and Exchange Commission on October 25, 2005. Mr. Wiegand is President of Amery Coast Corporation, a financial consulting company. From 1975 until 1996 Mr. Wiegand was President and director of Solar Energy Research Corp., a publicly traded company which he founded and took public. Mr. Wiegand obtained his Bachelor of Science Mechanical Engineering degree from the University of Denver in 1969. Mr. Wiegand resigned as the Company’s director and President effective Sepember 30, 2006 under the circumstances described immediately below.

On September 30, 2006 Barry A. Ginsberg (“Ginsberg”) acquired control of the Company”) pursuant to the terms and conditions of an agreement for the purchase of common stock (the “Purchase Agreement”) by and among the Company, Ginsberg, James B. Wiegand (“Wiegand”) and Katherine Gould (“Gould”), under which Wiegand and Gould sold 750,000 shares of the Company’s common stock they owned to Ginsberg for a total purchase price of $100,000.  Ginsberg paid $50,000 at the time of the closing under the Purchase Agreement and delivered a $50,000 promissory note payable on December 31, 2006 and bearing interest at 16% per annum to Wiegand. As a result of the transaction, Ginsberg owns of record and beneficially 750,000 shares of the Company’s common stock out of a total of 1,050,000 shares of common stock, representing 71.43% of all of the issued and outstanding shares of common stock. This calculation does not include shares of the Company’s common stock to be issued to Wiegand and Gould pursuant to a consultant agreement dated September 30, 2006 entered into between them and the Company. The source of the funds Ginsberg used for the purchase of the common stock was his own funds. As a condition to closing under the Purchase Agreement, Wiegand and Gould agreed to resign as directors and officers of the Company and appoint Ginsberg as the sole director and President.
The new sole director and President of the Company is Barry A. Ginsberg, age 50, who assumed those positions effective as of September 30, 2006. For the past five years Dr. Ginsberg has been an optometric physician in Boca Raton, Florida. He graduated Yeshiva University in 1978 and the Pennsylvania College of Optometry in 1983.

Involvement in Certain Legal Proceedings

During the past five years, Ginsberg:

•	was not a general partner or executive officer of any business against which any bankruptcy petition was filed, either at the time of the bankruptcy or two years prior to that time;

•	was not convicted in a criminal proceeding or named subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

•
was not subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

•
was not found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Item 10. EXECUTIVE COMPENSATION

Mr. Wiegand has not directly received compensation from the Company for his services. Currently, Dr. Ginsberg does not receive any compensation for his services to the Company.

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of September 30, 2006, each person known by the Company to be the beneficial owner of five percent or more of the Company's Common Stock, all directors individually and all directors and officers of the Company as a group. Except as noted, each person has sole voting and investment power with respect to the shares shown.

	Amount and Nature
Name and Address	of Beneficial	Percentage
of Beneficial Owner	Ownership	of Class

Katherine Gould	400,000	38.1%
700 Newport St.
Denver, CO 80220

James B. Wiegand	350,000	33.3%
16200 WCR 18E
Loveland, CO 80537

All Executive Officers
and Directors as a
Group (1 Person)	350,000	33.3%

Effective as of October 27, 2006, the closing under the Purchase Agreement occurred, and as of that date Dr. Ginsberg, the Company’s sole director and President owns beneficially and of record 750,000 shares of the Company’s issued and outstanding common stock, representing 71.43% of all of the Company’s issued and outstanding common stock. As of October 27, 2006 Gould and Wiegand own a total of 26, 250 shares of the Company’s common stock, subject to certain additional rights of anti-dilution under a consultant agreement among the Company, Wiegand and Gould, a copy of which is attached to the Company’s Form 8-K dated September 30, 2006.

Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Commencing in September 2005, James B. Wiegand, the Company’s President began contributing office space to the Company. The Company's Board of Directors has valued this free service at approximately $100 per month, based on prevailing local market rates.

Item 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit
Exhibit 31.1	Certification of CEO as adopted and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 31.2	Certification of CFO as adopted and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.1	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.2	Certification of CFO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Form 8-K

Reports on Form 8-K filed during the year ended December 31, 2006

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit and audit-Related Fees

During the year ended September 30, 2006, the Company's principal accountant billed $5,250 in fees that were directly associated with the preparation of annual audit reports and quarterly review reports.

Tax Fees

The Company's principal accountant did not bill any tax fees during the years ended September 30, 2005 and 2006.

All Other Fees

The Company's principal accountant did not bill any other fees during the years ended September 30, 2005 and 2006.

The officers and directors of Claire Coast have determined that the services provided by our Company's principal accountant, as referred to in the above paragraphs, are compatible with maintaining the principal accountant's independence.

Audit Committee's Pre-Approval Policies and Procedures

Due to the fact that Claire Coast has only one active officer and director, the Company does not have an audit committee at this time.

Percentage of Hours Expended

All hours expended on the principal accountant's engagement to audit the registrant's financial statements for the most recent fiscal year were attributable to work performed by persons that are the principal accountant's full-time, permanent employees.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Claire Coast Corporation (Registrant)
Date: January 9, 2007	By:	/s/ James B. Wiegand
James B. Wiegand President