Form 10-Q
period 2007-06-30
Claire Coast CORP
filed 2009-07-31
CIK 1342053

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT  PURSUANT TO SECTION 13 OR 15(d)
OF THE  SECURITIES  EXCHANGE ACT OF 1934

For the quarter ended: June 30, 2007

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

Common Stock, no par value per share
 (Title of class)

Indicate by Check  whether  the issuer (1) filed all  reports  required  to be filed by Section 13 or 15(d) of the  Exchange  Act during the past 12 months (or for such shorter period that the  registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes   [X]  No   [_]

As of  June 30, 2007, there were 1,076,250 shares  of  voting  stock  of the  registrant  issued  and outstanding.

Transitional Small Business Format:   Yes        No  X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):  Yes  X     No

PART I

ITEM 1.	FINANCIAL STATEMENTS

CLAIRE COAST CORPORATION
(A Development Stage Enterprise)
Balance Sheets

	June 30,	September 30,
	2007	2006
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and equivalents	$0	$1,459
Promissory note receivable	1,000,000	0

Total current assets	1,000,000	1,459

PROPERTY AND EQUIPMENT
Equipment	0	0
Less: Accumulated depreciation	0	0

Net property and equipment	0	0

OTHER ASSETS
Deposits	0	0

Total other assets	0	0

Total Assets	$1,000,000	$1,459

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accrued liabilities	$0	$3,500
Demand convertible note payable	1,000,000	0

Total current liabilities	1,000,000	3,500

STOCKHOLDERS’ EQUITY
Preferred stock, no par value, authorized 5,000,000
shares, 0 issued and outstanding	0	0
Common stock, no par value, authorized 50,000,000
shares; issued and outstanding 1,076,250 and 1,050,000	10,387	9,600
Deficit accumulated during the development stage	(10,387)	(11,641)

Total stockholders’ equity	0	(2,041)

Total Liabilities and Stockholders’ Equity	$1,000,000	$1,459

The accompanying notes are an integral part of the financial statements

CLAIRE COAST CORPORATION
(A Development Stage Enterprise)
Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,		Period from Sept 1, 2005 (Inception) through
	2007	2006	2007	2006	June 30, 2007

REVENUES	$0	$0	$0	$0	$0

OPERATING EXPENSES
Consulting	0	0	787	0	787
Other	0	0	0	75	875
Professional fees	0	844	(2,041)	3,791	7,425
Rent contributed by a related party	0	300	0	900	1,300

Total expenses	0	1,144	(1,254)	4,766	10,387

Net loss	$0	$(1,144)	$1,254	$(4,766)	$(10,387)

Basic net loss per weighted average share	$0.00	$(0.01)	$0.01	$(0.01)

Weighted average number of shares	1,076,250	1,050,000	1,076,250	1,044,286

The accompanying notes are an integral part of the financial statements

CLAIRE COAST CORPORATION
(A Development Stage Enterprise)
Statements of Stockholders’ Equity (Deficit)

	Number of Common Shares	Common Stock	Deficit Accumulated During the Development Stage	Total Stockholders’ Equity (Deficit)
INCEPTION BALANCE, September 1, 2005	0	$0	$0	$0

Shares issued to officers	800,000	800	0	800
Sale of stock for cash	200,000	6,000	0	6,000
Office space rent contributed	0	100	0	100

Net loss	0	0	(2,900)	(2,900)

BALANCE, September 30, 2005	1,000,000	6,900	(2,900)	4,000

Sale of stock for cash	50,000	1,500	0	1,500
Office space rent contributed	0	1,200	0	1,200
Net loss	0	0	(8,741)	(8,741)

BALANCE, September 30, 2006	1,050,000	9,600	(11,641)	(2,041)

Shares issued for services	26,250	787	0	787
Net loss	0	0	1,254	1,254

ENDING BALANCE, June 30, 2007 (unaudited)	1,076,250	$10,387	$(10,387)	$0

 The accompanying notes are an integral part of the financial statements

CLAIRE COAST CORPORATION
(A Development Stage Enterprise)
Statements of Cash Flows

	Nine Months Ended June 30,		From Sept 1, 2005 (Inception) through
	2007	2006	June 30, 2007
	(unaudited)	(unaudited)	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$1,254	$(4,766)	$(10,387)
Adjustments to reconcile net loss to net cash used by operating activities:
Stock issued for organizational costs	0	0	800
Stock issued for consulting services	787	0	787
Contributed rent expense	0	900	1,300
Changes in operating assets and liabilities
Other current assets	0	0	0
Increase (decrease) in accrued liabilities	(3,500)	(1,500)	0

Net cash used by operating activities	(1,459)	(5,366)	(7,500)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash contributed	0	0	0
Proceeds from issuance of common stock	0	1,500	7,500

Net cash provided by financing activities	0	1,500	7,500

Net increase (decrease) in cash	(1,459)	(3,866)	0

CASH, beginning of period	1,459	6,000	0

CASH, end of period	$0	$2,134	$0

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
       NONE

The accompanying notes are an integral part of the financial statements

CLAIRE COAST CORPORATION
(A Development Stage Enterprise)
Notes to Financial Statements
(Information with regard to the nine months ended June 30, 2007 and 2006 is unaudited)

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

f)  Interim financial information The financial statements for the nine months ended June 30, 2007 and 2006 are unaudited and include all adjustments which in the opinion of management are necessary for fair presentation, and such adjustments are of a normal and recurring nature. The results for the six months are not indicative of a full year results.

(2) Stockholders’ Equity The Company has the authority to issue 5,000,000 shares of preferred stock, no par value per share, which may be divided into series and with the preferences, limitations and relative rights determined by the Board of Directors.  At June 30, 2007, no preferred stock shares were issued and outstanding.

The Company has authorized 50,000,000 shares of no par common stock. At June 30, 2007 and September 30, 2006 there were 1,076,250 and 1,050,000 shares issued and outstanding, respectively. In the quarter ended December 31, 2006, the Company issued 26,250 shares of common stock to consultants in exchange for services rendered valued at $787, or $0.03 per share.

CLAIRE COAST CORPORATION
(A Development Stage Enterprise)
Notes to Financial Statements
(Information with regard to the nine months ended June 30, 2007 and 2006 is unaudited)

(3) Income Taxes Deferred income taxes (benefits) are provided for certain income and expenses which are recognized in different periods for tax and financial reporting purposes.  The Company had net operating loss carry-forwards for income tax purposes of approximately $10,387 expiring  $1,646 and $8,741 at September 30, 2025  and 2026, respectively.  The amount recorded as deferred tax asset as of June 30, 2007 is approximately $1,600, which represents the amount of tax benefit of the loss carry-forward.

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

(4) Going Concern The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company’s financial position and operating results raise substantial doubt about the Company’s ability to continue as a going concern, as reflected by the net loss of $10,500 accumulated from September 1, 2005 (Inception) through June 30, 2007.  The ability of the Company to continue as a going concern is dependent upon commencing operations, developing sales and obtaining additional capital and financing.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The Company is currently seeking additional capital to allow it to begin its planned operations.

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

Results of Operations

The Company had no revenues for the six and nine months ended June 30, 2007 and 2006, respectively.

The Company expended ($1,254) and $4,766, for the six and nine months ended June 30, 2007 and 2006, respectively, on general and administrative expenses.

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

       Subsequent events -  On December 27, 2007, the Company reincorporated in Nevada and increased its authorized common shares from 20,000,000 to 500,000,000.

Liquidity and Capital Resources

At June 30, 2007 and 2006, respectively, the Company had working capital of  $0 and $1,634.

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

No matter was submitted  during the quarter ending June 30, 2007, covered  by  this  report  to  a  vote  of  the  Company's shareholders, through the solicitation of proxies or otherwise.

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