Form 10-Q
period 2008-06-30
Claire Coast CORP
filed 2009-07-31
CIK 1342053

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT  PURSUANT TO SECTION 13 OR 15(d)
OF THE  SECURITIES  EXCHANGE ACT OF 1934

For the quarter ended: June 30, 2008

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

As of June 30, 2008, there were 1,076,250 shares  of  voting  stock  of the  registrant  issued  and outstanding.

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

 The accompanying notes are an integral part of the financial statements

CLAIRE COAST CORPORATION
(A Development Stage Enterprise)
Statements of Operations
(unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,		Period from Sept 1, 2005 (Inception) through
	2008	2007	2008	2007	June 30, 2008

REVENUES	$0	$0	$0	$0	$0

OPERATING EXPENSES
Consulting	0	0	0	787	787
Other	0	0	0	0	875
Professional fees	0	0	0	(2,041)	7,425
Rent contributed by a related party	0	0	0	0	1,300

Total expenses	0	0	0	(1,254)	10,387

Net loss	$0	$0	$0	$1,254	$(10,387)

Basic net loss per weighted average share	$0.00	$0.00	$0.00	$0.00

Weighted average number of shares	1,076,250	1,076,250	1,076,250	1,076,250

The accompanying notes are an integral part of the financial statements

CLAIRE COAST CORPORATION
(A Development Stage Enterprise)
Statements of Stockholders’ Equity (Deficit)

	Number of Common Shares	Common Stock	Add’tl Paid in Capital in Excess of Par	Deficit Accumulated During the Development Stage	Total Stockholders’ Equity (Deficit)
INCEPTION BALANCE, September 1, 2005	0	$0	$0	$0	$0

Shares issued to officers	800,000	800	0	0	800
Sale of stock for cash	200,000	6,000	0	0	6,000
Office space rent contributed	0	100	0	0	100

Net loss	0	0	0	(2,900)	(2,900)

BALANCE, September 30, 2005	1,000,000	6,900	0	(2,900)	4,000

Sale of stock for cash	50,000	1,500	0	0	1,500
Office space rent contributed	0	1,200	0	0	1,200
Net loss	0	0	0	(8,741)	(8,741)

BALANCE, September 30, 2006	1,050,000	9,600	0	(11,641)	(2,041)

Shares issued for services	26,250	787	0	0	787
Net loss	0	0	0	1,254	1,254

BALANCE, September 30, 2007	1,076,250	10,387	0	(10,387)	0
Reorganization	0	(9,311)	9,311	0	0
Net loss	0	0	0	0	0
ENDING BALANCE, June 30, 2008 (unaudited)	1,076,250	$1,076	$9,311	$(10,387)	$0

 The accompanying notes are an integral part of the financial statements

CLAIRE COAST CORPORATION
(A Development Stage Enterprise)
Statements of Cash Flows

	Nine Months Ended June 30,		From Sept 1, 2005 (Inception) through
	2008	2007	June 30, 2008
	(unaudited)	(unaudited)	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$0	$1,254	$(10,387)
Adjustments to reconcile net loss to net cash used by operating activities:
Stock issued for organizational costs	0	0	800
Stock issued for consulting services	0	787	787
Contributed rent expense	0	0	1,300
Changes in operating assets and liabilities
Other current assets	0	0	0
Increase (decrease) in accrued liabilities	0	(3,500)	0

Net cash used by operating activities	0	(1,459)	(7,500)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash contributed	0	0	0
Proceeds from issuance of common stock	0	0	7,500

Net cash provided by financing activities	0	0	7,500

Net increase (decrease) in cash	0	(1,459)	0

CASH, beginning of period	0	1,459	0

CASH, end of period	$0	$0	$0

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
       NONE

The accompanying notes are an integral part of the financial statements

CLAIRE COAST CORPORATION
(A Development Stage Enterprise)
Notes to Financial Statements
(Information with regard to the nine months ended June 30, 2008 and 2007 is unaudited)

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

f)  Interim financial information The financial statements for the nine months ended June 30, 2008 and 2007 are unaudited and include all adjustments which in the opinion of management are necessary for fair presentation, and such adjustments are of a normal and recurring nature. The results for the nine months are not indicative of a full year results.

(2) Stockholders’ Equity   The Company has authorized 500,000,000 shares of $0.001 par common stock. At June 30, 2008 and September 30, 2007 there were 1,076,250 shares issued and outstanding. In the quarter ended December 31, 2006, the Company issued 26,250 shares of common stock to consultants in exchange for services rendered valued at $787, or $0.03 per share.

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

CLAIRE COAST CORPORATION
(A Development Stage Enterprise)
Notes to Financial Statements
(Information with regard to the nine months ended June 30, 2007 and 2006 is unaudited)

(3) Income Taxes   Deferred income taxes (benefits) are provided for certain income and expenses which are recognized in different periods for tax and financial reporting purposes.  The Company had net operating loss carry-forwards for income tax purposes of approximately $10,387 expiring  $1,646 and $8,741 at September 30, 2025 and 2026, respectively.  The amount recorded as deferred tax asset as of June 30, 2008 is approximately $1,600, which represents the amount of tax benefit of the loss carry-forward.

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

(4) Going Concern  The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company’s financial position and operating results raise substantial doubt about the Company’s ability to continue as a going concern, as reflected by the net loss of $10,500 accumulated from September 1, 2005 (Inception) through June 30, 2008.  The ability of the Company to continue as a going concern is dependent upon commencing operations, developing sales and obtaining additional capital and financing.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.  The Company is currently seeking additional capital to allow it to begin its planned operations.

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

Results of Operations

The Company had no revenues for the three and nine months ended June 30, 2008 and 2007, respectively.

The Company expended $0 and ($1,254), for the three and nine months ended June 30, 2008 and 2007, respectively, on general and administrative expenses.

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

Liquidity and Capital Resources

At June 30, 2008 and 2007, the Company had working capital of  $0.

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

No matter was submitted  during the quarter ending June 30, 2008, covered  by  this  report  to  a  vote  of  the  Company's shareholders, through the solicitation of proxies or otherwise.

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