Form 10-K
period 2008-09-30
Claire Coast CORP
filed 2009-07-31
CIK 1342053

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
[ ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2008

_	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _____
Commission file number 000-51585

CLAIRE COAST CORPORATION
(Name of small business issuer in its charter)

Nevada	84-1397708
(State or other jurisdiction ofincorporation or organization)	(I.R.S. EmployerIdentification No.)

3011 Yamato Rd, A-17 Boca Raton, FL	33434
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number:  (561) 988-9662

Securities registered pursuant to Section 12(b) of the Exchange Act:

None
Securities registered pursuant to Section 12(g) of the Exchange Act:
Common Stock, Par Value $0.001 Per Share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.Yes [  ]   No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.Yes [  ]   No [X]

Indicate by check mark whether the issuer (1) has filed all reports  required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the  registrant was required to file such reports),  and (2) has been subject to such filing  requirements  for the past 90 days.Yes [X]   No [   ]

Indicate by check mark if disclosure  of  delinquent  filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in  definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

 Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).Yes [X]   No [   ]

Of the 1,076,250 shares of voting stock of the registrant issued and outstanding as of September 30, 2008, 276,250 shares were held by non-affiliates. The aggregate market value of the voting stock held by non-affiliates of the registrant computed by reference to the purchase price of the control block completed on September 30, 2006: $34,531.

Transitional Small Business Disclosure Format (check one):  Yes [ ]    No [X]

DOCUMENTS INCORPORATED BY REFERENCE

None

PART I

 The following discussion should be read in conjunction with the Company’s audited financial statements and notes thereto and Item 6 included herein. In connection with, and because the Company desires to take advantage of, the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions readers regarding certain forward looking statements in the following discussion and elsewhere in this report and in any other statement made by, or on its behalf, whether or not in future filings with the Securities and Exchange Commission.  Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond the Company’s control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward looking statements made by, or on the Company’s behalf. Without limiting the generality of the foregoing, words such as "may", "anticipate", "intend", "could", "estimate", or "continue" or the negative or other comparable terminology are intended to identify forward-looking statements. The Company disclaims any obligation to update forward-looking statements.

Item 1. Description of Business

(a) Business Development

Claire Coast Corporation (the "Company" or the "Registrant"), is a Nevada corporation. We were organized under the laws of the State of Colorado on September 1, 2005 to engage in any lawful corporate undertaking, including selected mergers and acquisitions. We reincorporated under the laws of the State of Nevada on December 27, 2007.

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

Employees Employees

As of September 30, 2008, the Company employed no full time and no part time employees.  None of the Company's employees are represented by labor unions.  The Company believes its relationship with employees is excellent and does not believe that unionization is likely to happen.  We anticipate hiring additional employees over the next twelve months if we are successful in implementing  a new plan of operations.

Available Information  Available Information

Information regarding the Company's annual reports on Form 10-K (or 10-KSB), quarterly reports on Form 10-Q (or 10-QSB), current reports on Form 8-K, and any amendments to these reports, are available to the public from the SEC's website at http://www.sec.gov as soon as reasonably practicable after the Company electronically files such reports with the Securities and Exchange Commission.  Any document that the Company files with the SEC may also be read and copied at the SEC's public reference room located at Room 1024, Judiciary Plaza, 450 Fifth Street, N.W., Washington, DC 20549. Please call the SEC at 1-800-SEC-0330 for further information on the public reference room.

Risk Factors Risk Factors

You should consider each of the following risk factors and any other information set forth in this Form 10-K and the other Company’s reports filed with the Securities and Exchange Commission (“SEC”), including the Company’s financial statements and related notes, in evaluating the Company’s business and prospects. The risks and uncertainties described below are not the only ones that impact on the Company’s operations and business. Additional risks and uncertainties not presently known to the Company, or that the Company currently considers immaterial, may also impair its business or operations. If any of the following risks actually occur, the Company’s business and financial condition, results or prospects could be harmed.

Risks Associated With the Company’s Prospective Business And Operations

The Company lacks meaningful operating history and will require substantial capital if it is to be successful. We will require additional funds for our operations.

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

Risks Related to the Company’s Common Stock

The Company does not expect to pay dividends in the foreseeable future. The Company has never paid cash dividends on its common stock and has no plans to do so in the foreseeable future. The Company intends to retain earnings, if any, to develop and expand its business.

“Penny stock” rules may make buying or selling the common stock difficult and severely limit their market and liquidity. Trading in the Company’s common stock is subject to certain regulations adopted by the SEC commonly known as the “Penny Stock Rules”. The Company’s common stock qualifies as penny stock and is covered by Section 15(g) of the Securities and Exchange Act of 1934, as amended (the “1934 Act”), which imposes additional sales practice requirements on broker/dealers who sell the Company’s common stock in the market. The “Penny Stock” rules govern how broker/dealers can deal with their clients and “penny stock”. For sales of the Company’s common stock, the broker/dealer must make a special suitability determination and receive from clients a written agreement prior to making a sale. The additional burdens imposed upon broker/dealers by the “penny stock” rules may discourage broker/dealers from effecting transactions in the Company’s common stock, which could severely limit its market price and liquidity. This could prevent investors from reselling Echo common stock and may cause the price of the common stock to decline.

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

Item 2. Description of Property

The Company’s current executive offices are at 3011 Yamato Rd., Suite A-17, Boca Raton, Florida 33424.  The property consists of approximately 100 square feet of finished office space. We pay no rent or other fees for the use of the mailing address as these offices are used virtually full-time by other businesses of our shareholder.  We believe that the foregoing space is adequate to meet our current needs and anticipate moving our offices during the next twelve (12) months if we are able to execute a new  business plan.

Item 3. Legal Proceedings

None.

Item 4. Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of our shareholders, through the solicitation of proxies or otherwise during the fourth quarter of our fiscal year ended September 30, 2008, covered by this report.

PART II PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

(a)  Market Information. Our common stock, $0.001 par value per share (the "Common  Stock"), is eligible to be traded on the OTC Bulletin  Board market, but no trading symbol has been assigned. Our common stock is expected to be traded sporadically for a time once we begin trading and no established liquid trading market currently existence we are not yet trading.

(b)  Holders.  As of September 30, 2008, there were approximately thirty (30) holders of record of our common stock, which excludes those shareholders holding stock in street name.

(c)  Dividend Policy.  We have not declared or paid cash dividends or made distributions in the past, and we do not anticipate that we will pay cash dividends or make distributions in the foreseeable future. We currently intend to retain and reinvest future earnings, if any, to finance our operations.

(d)  Equity Compensation Plans.  We have not authorized any compensation plans (including individual compensation arrangements) under which our equity securities have been authorized for issuance as of the end of the most recently completed fiscal year ended September 30, 2008.  We have not authorized any such plan for the fiscal year ended September 30, 2008.

Recent Sales of Unregistered Securities.
We did not sell any securities during the period covered by this report that were not registered under the Securities Act of 1933, as amended.

Item 7. Management's Discussion and Analysis

Discussion and Analysis

The following discussion and analysis should be read in  conjunction  with the financial  statements  of the  Company  and  the  accompanying  notes  appearing subsequently under the caption "Financial  Statements."

This report on Form 10-K contains forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those discussed in the forward-looking statements and from historical results of operations. Among the risks and uncertainties which could cause such a difference are those relating to our dependence upon certain key personnel, our ability to manage our growth, our success in implementing the business strategy, our success in arranging financing where required, and the risk of economic and market factors affecting us or our customers. Many of such risk factors are beyond the control of the Company and its management.

FOR THE YEAR ENDED SEPTEMBER30, 2008 AND 2007

Overview

The Company is a start-up, development stage company and has not yet generated or realized any  revenues  from  business  operations.  The  Company's business  strategy  focused on locating a reverse merger candidate. In 2007 the Company decided to expand this business plan and seek a different plans that are for start-up types of entities with sound plans or simple investments/loans in/to private companies that also have sound operations/plans but are in need of capital and which present better than average rates of return on such investment/loan. The  Company's  auditors  have issued a going concern  opinion in our audited  financial  statements for the fiscal year ended September 30, 2008. This means that our auditors  believe there is doubt that the Company can continue as an on-going  business for the next twelve  months unless it obtains  additional capital to pay its bills. This is because the Company has not  generated  any  revenues and no revenues  are  anticipated  until it begins removing and selling minerals. Accordingly, we must raise cash from sources such as investments by others in the Company and through possible  transactions  with strategic or joint venture partners.  In the event we raise cash, we will likely use such funds to develop an new business plan, which is as yet undetermined We do not  plan at this time to use any capital raised for the purchase or sale of any plant or  significant equipment. In February 2007, the Company entered into a promissory note with a third party, convertible into common stock at the discretion of the lender, for $1,000,000, to be invested at the rate of $100,000 per month upon the Company either entering into an agreement for a reverse merger or the Company adopting and beginning a viable business plan. Consequently, there is substantial doubt about the Company's ability to continue as a going concern, notwithstanding this funding just described.

Results of operations
For the twelve months ended September 30, 2008 and 2007, we had no significant operations.

Net Operating Revenues
There was no operating revenue for the twelve months ended September 30, 2008 and 2007, respectively.

Operating Expenses and Charges
We had no operating expenses for the twelve months ended September 30, 2008. For the twelve months ended September 30, 2007, the significant expenses were $787 in general and administrative expenses and ($2,041) in professional fees.

Financial Condition, Liquidity and Capital Resources
At September 30, 2008, we had cash and cash  equivalents of $0.  Our working capital is presently $0 and there can be no assurance that our financial  condition  will improve.  We expect to continue to have minimal  working  capital or a working  capital  deficit as a result of our current liabilities.

For the year ended September 30, 2008, we have not generated  cash flow from  operations.  We  entered  into a  Convertible  Promissory  Note ("Note") with a third party for the principal sum  of One Million Dollars, ($1,000,000), which will accrue interest at the rate of 10% per annum. The entire unpaid balance of principal (subject to conversion of such principal as provided in the Note) and all accrued and unpaid  interest shall be due and payable on demand.

As of September 30, 2008, we had no  outstanding  debt other than the demand promissory note. The Company will seek funds from  possible  strategic and joint venture partners and  financing to cover any short term  operating  deficits and provide for long term working capital.  No assurances can be given that the Company will successfully  engage  strategic or joint  venture  partners or otherwise  obtain sufficient financing through the sale of equity.

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

The  accompanying  financial  statements  have been  prepared assuming  that  we will  continue  as a going  concern.  We have a  stockholders deficit of  $10,387 at September  30,  2008 and net losses  from  operations of ($1,254) and  $8,741,  respectively,  for the years ended September 30, 2008 and 2007. These conditions raise  substantial doubt about our ability to continue as a going  concern.  The financial  statements  do not  include any adjustments  that might be  necessary  if we are unable to  continue  as a going concern.

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

Loss per share:  Basic loss per share excludes  dilution and is computed by dividing the loss  attributable to common  shareholders by the  weighted-average number of common  shares  outstanding  for the  period.  Diluted  loss per share reflects  the  potential  dilution  that  could  occur  if  securities  or other contracts to issue common stock were exercised or converted into common stock or resulted  in the  issuance of common  stock that  shared in the  earnings of the Company.  Diluted loss per share is computed by dividing  the loss  available to common  shareholders by the weighted average number of common shares outstanding for  the  period  and  dilutive   potential  common  shares  outstanding  unless consideration  of  such  dilutive   potential  common  shares  would  result  in anti-dilution.  Common stock  equivalents were not considered in the calculation of diluted loss per share as their effect would have been  anti-dilutive for the periods ended September 30, 2008 and 2007.

Off-Balance Sheet Arrangements

We have not entered  into any  off-balance  sheet  arrangements.  We do not anticipate  entering into any off-balance sheet arrangements  during the next 12 months.

Recent Accounting PronouncementsRecent Accounting Pronouncements
In July 2001 the FASB issued SFAS No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets." We have adopted the provisions of SFAS No. 141 and 142, and such adoption did not impact our results of operations.

In July 2001 the SEC issued SAB 102 "Selected Loan Loss Allowance Methodology and Documentation Issues." We do not expect this SAB to have any effect on our financial position or results of operations.
In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." Management does not expect the standard to have any effect on our financial position or results of operations.

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment of Long-Lived Assets." We have adopted the provisions of SFAS No. 144 and 142, and such adoption did not impact our results of operations.

In April 2002 the FASB issued SFAS No. 145, "Rescission of SFAS's 4, 44 and 64, Amendment of SFAS No. 13 and Technical Corrections." Management does not expect the standard to have any effect on our financial position or results of operations.

In June 2002 the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." Management does not expect the standard to have any effect on our financial position or results of operations.

In October 2002 the FASB issued SFAS No. 147, "Acquisition of Certain Financial Institutions." Management does not expect the standard to have any effect on our financial position or results of operations.

Item 7. Financial Statements

Our  financial  statements  have been  examined to the extent  indicated in their reports by Lawrence Scharfman, CPA for the years ended September 30, 2008 and 2007, and have been prepared in accordance with generally  accepted  accounting  principles and pursuant to  Regulation  S-B as promulgated by the Securities and Exchange  Commission and are included  herein, on Page F-1 hereof in response to Part F/S of this Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
CLAIRE COAST CORPORATION
Boca Raton, Florida

I have audited the accompanying balance sheet of Claire Coast Corporation, (a development stage enterprise), as of September 30, 2008, and the related  statements of operations, stockholders’ equity (deficit) and cash flows for the two years in the period ended September 30, 2008. These financial statements are the responsibility of the Company’s management.  My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Claire Coast Corporation as of September 30, 2008, and the results of its operations and its cash flows for the two years in the period ended September 30, 2008, in conformity with U.S. generally accepted accounting principles.

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

/s/ Lawrence Scharfman, CPA
Lawrence Scharfman, CPA.
Boynton Beach, Florida
December 19, 2008

CLAIRE COAST CORPORATION
(A Development Stage Enterprise)
Balance Sheets
September 30,

	2008	2007

ASSETS
CURRENT ASSETS
Cash and equivalents	$0	$0
Promissory note receivable	1,000,000	1,000,000

Total current assets	1,000,000	1,000,000

PROPERTY AND EQUIPMENT
Equipment	0	0
Less: Accumulated depreciation	0	0

Net property and equipment	0	0

OTHER ASSETS
Deposits	0	0

Total other assets	0	0

Total Assets	$1,000,000	$1,000,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts Payable/Accrued liabilities	$0	$0
Demand convertible note payable	1,000,000	1,000,000

Total current liabilities	1,000,000	1,000,000

STOCKHOLDERS’ EQUITY
Preferred stock, no par value, authorized 5,000,000 shares, 0 issued and outstanding	0	0
Common stock, $0.001 and no par value, authorized 500,000,000 and 50,000,000 shares; issued and outstanding 1,076,250	1,076	10,387
Additional paid in capital in excess of par	9,311	0
Deficit accumulated during the development stage	(10,387)	(10,387)

Total stockholders’ equity	0	0

Total Liabilities and Stockholders’ Equity	$1,000,000	$1,000,000

The accompanying notes are an integral part of the financial statements

CLAIRE COAST CORPORATION
(A Development Stage Enterprise)
Statements of Operations
Year ended September 30,

			From Sept 1, 2005 (Inception) through
	2008	2007	September 30, 2008

Revenues	$0	$0	$0

Expenses
Consulting	0	787	787
Other	0	0	875
Professional fees	0	(2,041)	7,425
Rent contributed by a related party	0	0	1,300

Total expenses	0	(1,254)	10,387

Net loss	$0	$1,254	$(10,387)

Loss per weighted average common share	$0	$0

Number of weighted average common shares outstanding	1,076,250	1,076,250

The accompanying notes are an integral part of the financial statements

CLAIRE COAST CORPORATION
(A Development Stage Enterprise)
Statements of Stockholders’ Equity

	Number of Common Shares	Common Stock	Add’tl Paid in Capital in Excess of Par	Deficit Accumulated During the Development Stage	Total Stockholders’ Equity (Deficit)
INCEPTION BALANCE, September 1, 2005	0	$0	$0	$0	$0

Shares issued to officers	800,000	800	0	0	800
Sale of stock for cash	200,000	6,000	0	0	6,000
Office space rent contributed	0	100	0	0	100

Net loss	0	0	0	(2,900)	(2,900)

BALANCE, September 30, 2005	1,000,000	6,900	0	(2,900)	4,000

Sale of stock for cash	50,000	1,500	0	0	1,500
Office space rent contributed	0	1,200	0	0	1,200
Net loss	0	0	0	(8,741)	(8,741)

BALANCE, September 30, 2006	1,050,000	9,600	0	(11,641)	(2,041)

Shares issued for services	26,250	787	0	0	787
Net loss	0	0	0	1,254	1,254

BALANCE, September 30, 2007	1,076,250	10,387	0	(10,387)	0

Reorganization	0	(9,311)	9,311	0	0

Net loss	0	0	0	0	0
ENDING BALANCE, September 30, 2008	1,076,250	$1,076	$9,311	$(10,387)	$0
					.

The accompanying notes are an integral part of the financial statements

CLAIRE COAST CORPORATION
(A Development Stage Enterprise)
Statements of Cash Flows
Year ended September 30,

			From Sept 1, 2005 (Inception) through
	2008	2007	September 30, 2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$0	$1,254	$(10,387)
Adjustments to reconcile net loss to net cash used by operating activities:
Stock issued for organizational costs	0	0	800
Stock issued for consulting services	0	787	787
Contributed rent expense	0	0	1,300
Changes in operating assets and liabilities
Other current assets	0	0	0
Increase (decrease) in accrued liabilities	0	(3,500)	0

Net cash used by operating activities	0	(1,459)	(7,500)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash contributed	0	0	0
Proceeds from issuance of common stock	0	0	7,500

Net cash provided by financing activities	0	0	7,500

Net increase (decrease) in cash	0	(1,459)	0

CASH, beginning of period	0	1,459	0

CASH, end of period	$0	$0	$0

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

(2) Stockholders’ Equity The Company has authorized 500,000,000 shares of $0.001 par common stock. At September 30, 2008 and September 30, 2007 there were 1,076,250 shares issued and outstanding. In the quarter ended December 31, 2006, the Company issued 26,250 shares of common stock to consultants in exchange for services rendered valued at $787, or $0.03 per share.

CLAIRE COAST CORPORATION
(A Development Stage Enterprise)
Notes to Financial Statements

(2) Stockholders’ Equity, (continued)   On December 27, the Company reincorporated in Nevada and increased the authorized common stock to 500,000,000 common shares with a par value of $0.001 per share. The Company also eliminated the preferred stock in the reorganization.

(3) Income Taxes Deferred income taxes (benefits) are provided for certain income and expenses which are recognized in different periods for tax and financial reporting purposes.  The Company had net operating loss carry-forwards for income tax purposes of approximately $10,387 expiring  $1,646 and $8,741 at September 30, 2025 and 2026, respectively.  The amount recorded as deferred tax asset as of September 30, 2008 is approximately $1,600, which represents the amount of tax benefit of the loss carry-forward.

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

(4) Going Concern The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company’s financial position and operating results raise substantial doubt about the Company’s ability to continue as a going concern, as reflected by the net loss of $10,500 accumulated from September 1, 2005 (Inception) through September 30, 2008.  The ability of the Company to continue as a going concern is dependent upon commencing operations, developing sales and obtaining additional capital and financing.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.  The Company is currently seeking additional capital to allow it to begin its planned operations.

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

Item 9.  Changes  In and  Disagreements  with  Accountants  on  Accounting  and Financial Disclosure.

None

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and ourChief Financial Officer, of the  effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of March 31, 2009.

Management's Report on Internal Control Over Financial Reporting. Our Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act. Those rules define internal control over financial reporting as a process designed to provide reasonable  assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles  and includes those policies and procedures that: 1.Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; 2. Provide reasonable assurance that transactions are recorded as necessary to permit preparation  of financial statements in accordance with generally accepted accounting principles, and that out receipts and expenditures are being made only in accordance with authorizations of our management and directors;  and 3. Provide reasonable assurance regarding prevention or timely  detection of unauthorized acquisitions, use or disposition our assets that could have a material effect on our financial statements.

Because of its inherent limitations, internal controls over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of March 31, 2009. In making this assessment, our management used the criteria established in  Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission  ("COSO"). Based on our assessment, we believe that, as of March 31, 2009, our internal  control over financial reporting is effective based on those criteria.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to  attestation by our registered public accounting firm pursuant to temporary rules of the Securities  and Exchange Commission that permit us to provide only management's report in this annual report.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect,  our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers AND CORPORATE GOVERNANCE

(a) Set forth below are the names, ages, positions, with the Company and business experiences of the executive officers and directors of the Company.

Name	Age	Position(s) with Company

Barry A. Ginsberg	52	Chief Executive Officer, Chief Accounting Officer, President, Secretary and Director(1)

Business Experience

The President of the Company is Barry A. Ginsberg, age 52, who assumed those positions effective as of September 30, 2006. For the past five years Dr. Ginsberg has been an optometric physician in Boca Raton, Florida. He graduated Yeshiva University in 1978 and the Pennsylvania College of Optometry in 1983.

Committees of the Board of Directors

We  presently  do not  have an  audit  committee,  compensation  committee, nominating  committee,  an executive committee of our board of directors,  stock plan  committee or any other  committees.  However,  our board of directors  may establish various committees during the current fiscal year.

Involvement in Certain Legal Proceedings

Except as indicated above, no event listed in Sub-paragraphs (1) through (4) of Subparagraph (d) of Item 401 of Regulation S-K, has occurred with respect to any of our present executive officers or directors or any nominee for director during the past five years which is material to an evaluation of the ability or integrity of such director or officer.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

For companies registered pursuant to section 12(g) of the Exchange Act, Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than ten percent of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission.  Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.  To our knowledge, based solely on a review of the copies of reports furnished to us and written representations that no other reports were required, Section 16(a) filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were not complied with on a timely basis for the period which this report relates.

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

Conflicts of Interest

None of our  officers will devote more than a portion of his time to our affairs. There will be  occasions when the time requirements of our business conflict with the demands of the officers  other business and investment activities. Such conflicts may require that we attempt to employ  additional personnel. There is no assurance that the services of such persons will be available or that they can be obtained upon terms favorable to us.

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

Item 11. Executive Compensation

The following table shows all the cash compensation paid by the Company, as well as certain other compensation paid or accrued, during the fiscal years ended September 30, 2008 and 2007 to the Company’s President and highest paid executive officers. No restricted stock awards, long-term incentive plan payouts or other types of compensation, other than compensation identified in the chart below, were paid to these executive officers during these fiscal years

SUMMARY COMPENSATION TABLE

					Long Term Compensation
	Annual Compensation				Awards		Payouts

Other					Restricted	Securities	LTIP	All
Annual					Stock	Underlying	Payouts	Other
Name and	Year	Salary	Bonus	Compensation	Awards	Options/SARs		Comp.
Principal Position

Barry Ginsberg	2008	$0	0	0	0	0	0	0
	2007	$0	0	0	0	0	0	0

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

Stock Option and Stock Appreciation Rights.

We do not currently have a Stock Option or Stock Appreciation Rights Plan. No stock options or stock appreciation rights were awarded during the fiscal year ended September 30, 2008, or the period ending on the date of this Report.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of September 30, 2008,  information  with respect to the beneficial  ownership of our common stock by (i) persons known by us to beneficially  own more than five percent of the outstanding  shares,  (ii) each director, (iii) each executive officer and (iv) all directors and executive officers as a group.

Common Stock
Beneficially Owned

Name and Address	Title of Class	Number	Percent

Barry A. Ginsberg (1)	Common	800,000	74.3%
All Executive Officers and
Directors as a Group	Common	800,000	74.3%
(One (1) person)
________________

*     Less than 1%.

(1) Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares).  In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person's actual ownership or voting power with respect to the number of shares of common stock actually outstanding on September 30, 2008. As of September 30, 2008, there were 1,076,250 shares of our common stock issued and outstanding.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information as of September 30, 2008, with respect to compensation plans (including individual compensation arrangements) under which our common stock is authorized for issuance, aggregated as follows: (i) all compensation plans previously approved by security holders; and (ii) all compensation plans not previously approved by security Holders:

None.

Item 13. Certain Relationships and Related Transactions

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

Item 14. Principal Accounting Fees and Services.

	Audit Fees	Audit-Related Fees	Tax Fees	All Other Fees
2008	$0	none	none	none
2007	$0	none	none	none

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

The Board discussed and reviewed with the independent  auditors all matters required to be discussed by auditing standards generally accepted in the United States of America, including those described in Statement on Auditing Standards No. 61, as amended, "Communication with Audit Committees". The Board reviewed the audited consolidated financial statements of the Company as of and for the year ended September 30, 2008, with management and the  independent auditors. Management has the responsibility for the preparation of the Company's financial statements and the independent auditors have the responsibility for the examination of  those statements. Based on the above-mentioned review and discussions with the independent auditors and management, the Board of Directors approved the Company's audited consolidated financial statements and recommended that they be included in its Annual Report on Form 10-K for the year ended September 30, 2008, for filing with the Securities and Exchange Commission.  The Board also approved the reappointment of Pollard-Kelley Auditing Services, Inc. as independent auditors.

PART IV

Item 15. Exhibits and Reports on Form 8-K.

(a) The exhibits required to be filed herewith by Item 601 of Regulation S-K, as described in the following index of exhibits, are incorporated herein by reference, as follows:

Exhibit No.	Description

31.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to
Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002.*
_____________
*       Filed herewith

(b) Reports on Form 8-K

During the last quarter of the fiscal year ended September 30, 2008, we did not file any reports on Form 8-K.

SIGNATURES

In accordance with the Exchange Act, this report has been signed below by the following persons on our behalf and in the capacities and on the dates indicated.

Claire Coast Corporation (Registrant)

Date: December 22, 2008	By:	/s/ Barry A. Ginsberg
Barry A. Ginsberg, President and Director

Pursuant to the  requirements  of the  Exchange  Act,  this Report has been signed below by the  following  persons on behalf of the  Registrant  and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Barry A Ginsberg
Barry A. Ginsberg	CEO, President & Director	December 22, 2008