Form 10-Q
period 2009-03-31
Claire Coast CORP
filed 2009-07-31
CIK 1342053

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT  PURSUANT TO SECTION 13 OR 15(d)
OF THE  SECURITIES  EXCHANGE ACT OF 1934

For the quarter ended: March 31, 2009

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
    | X | Yes |  | No

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

As of March 31, 2009, there were 1,076,250 shares  of  voting  stock  of the  registrant  issued  and outstanding.

PART I

ITEM 1.	FINANCIAL STATEMENTS

CLAIRE COAST CORPORATION
(A Development Stage Enterprise)
Balance Sheets

	March 31,	September 30,
	2009	2008
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and equivalents	$0	$0
Promissory note receivable	1,000,000	1,000,000

Total current assets	1,000,000	1,000,000

PROPERTY AND EQUIPMENT
Equipment	0	0
Less: Accumulated depreciation	0	0

Net property and equipment	0	0

OTHER ASSETS
Deposits	0	0

Total other assets	0	0

Total Assets	$1,000,000	$1,000,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts Payable/Accrued liabilities	$0	$0
Demand convertible note payable	1,000,000	1,000,000

Total current liabilities	1,000,000	1,000,000

STOCKHOLDERS’ EQUITY
Common stock, $0.001 and no par value, authorized 500,000,000 shares; issued and outstanding 1,076,250	1,076	1,076
Additional paid in capital in excess of par	9,311	9,311
Deficit accumulated during the development stage	(10,387)	(10,387)

Total stockholders’ equity	0	0

Total Liabilities and Stockholders’ Equity	$1,000,000	$1,000,000

 The accompanying notes are an integral part of the financial statements

CLAIRE COAST CORPORATION
(A Development Stage Enterprise)
Statements of Operations
(unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,		Period from Sept 1, 2005 (Inception) through
	2009	2008	2009	2008	March 31, 2009

REVENUES	$0	$0	$0	$0	$0

OPERATING EXPENSES
Consulting	0	0	0	0	787
Other	0	0	0	0	875
Professional fees	0	0	0	0	7,425
Rent contributed by a related party	0	0	0	0	1,300

Total expenses	0	0	0	0	10,387

Net loss	$0	$0	$0	$0	$(10,387)

Basic net loss per weighted average share	$0.00	$0.00	$0.00	$0.00

Weighted average number of shares	1,076,250	1,076,250	1,076,250	1,076,250

The accompanying notes are an integral part of the financial statements

CLAIRE COAST CORPORATION
(A Development Stage Enterprise)
Statements of Stockholders’ Equity (Deficit)

	Number of Common Shares	Common Stock	Add’tl Paid in Capital in Excess of Par	Deficit Accumulated During the Development Stage	Total Stockholders’ Equity (Deficit)
INCEPTION BALANCE, September 1, 2005	0	$0	$0	$0	$0

Shares issued to officers	800,000	800	0	0	800
Sale of stock for cash	200,000	6,000	0	0	6,000
Office space rent contributed	0	100	0	0	100

Net loss	0	0	0	(2,900)	(2,900)

BALANCE, September 30, 2005	1,000,000	6,900	0	(2,900)	4,000

Sale of stock for cash	50,000	1,500	0	0	1,500
Office space rent contributed	0	1,200	0	0	1,200
Net loss	0	0	0	(8,741)	(8,741)

BALANCE, September 30, 2006	1,050,000	9,600	0	(11,641)	(2,041)

Shares issued for services	26,250	787	0	0	787
Net loss	0	0	0	1,254	1,254

BALANCE, September 30, 2007	1,076,250	10,387	0	(10,387)	0
Reorganization	0	(9,311)	9,311	0	0
Net loss	0	0	0	0	0

BALANCE, September 30, 2008	1,076,250	1,076	9,311	(10,387)	0
Net loss	0	0	0	0	0

ENDING BALANCE, March 31, 2009 (unaudited)	1,076,250	$1,076	$9,311	$(10,387)	$0

 The accompanying notes are an integral part of the financial statements

CLAIRE COAST CORPORATION
(A Development Stage Enterprise)
Statements of Cash Flows

	Six Months Ended March 31,		From Sept 1, 2005 (Inception) through
	2009	2008	March 31, 2009
	(unaudited)	(unaudited)	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$0	$0	$(10,387)
Adjustments to reconcile net loss to net cash used by operating activities:
Stock issued for organizational costs	0	0	800
Stock issued for consulting services	0	0	787
Contributed rent expense	0	0	1,300
Changes in operating assets and liabilities
Other current assets	0	0	0
Increase (decrease) in accrued liabilities	0	0	0

Net cash used by operating activities	0	0	(7,500)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash contributed	0	0	0
Proceeds from issuance of common stock	0	0	7,500

Net cash provided by financing activities	0	0	7,500

Net increase (decrease) in cash	0	0	0

CASH, beginning of period	0	0	0

CASH, end of period	$0	$0	$0

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
       NONE

The accompanying notes are an integral part of the financial statements

CLAIRE COAST CORPORATION
(A Development Stage Enterprise)
Notes to Financial Statements
(Information with regard to the six months ended March 31, 2009 and 2008 is unaudited)

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

f)  Interim financial information  The financial statements for the six months ended March 31, 2009 and 2008 are unaudited and include all adjustments which in the opinion of management are necessary for fair presentation, and such adjustments are of a normal and recurring nature. The results for the six months are not indicative of a full year results.

(2) Stockholders’ Equity    The Company has authorized 500,000,000 shares of $0.001 par common stock. At March 31, 2009 and September 30, 2008 there were 1,076,250 shares issued and outstanding. In the quarter ended December 31, 2006, the Company issued 26,250 shares of common stock to consultants in exchange for services rendered valued at $787, or $0.03 per share.

On December 27, 2007, the Company reincorporated in Nevada and increased the authorized common stock to 500,000,000common shares with a par value of $0.001 per share. The Company also eliminated the preferred stock in the reorganization.

CLAIRE COAST CORPORATION
(A Development Stage Enterprise)
Notes to Financial Statements

(3) Income Taxes Deferred income taxes (benefits) are provided for certain income and expenses which are recognized in different periods for tax and financial reporting purposes.  The Company had net operating loss carry-forwards for income tax purposes of approximately $10,387 expiring  $1,646 and $8,741 at September 30, 2025 and 2026, respectively.  The amount recorded as deferred tax asset as of March 31, 2009 is approximately $1,600, which represents the amount of tax benefit of the loss carry-forward.

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

(4) Going Concern The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company’s financial position and operating results raise substantial doubt about the Company’s ability to continue as a going concern, as reflected by the net loss of $10,500 accumulated from September 1, 2005 (Inception) through March 31, 2009.  The ability of the Company to continue as a going concern is dependent upon commencing operations, developing sales and obtaining additional capital and financing.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.  The Company is currently seeking additional capital to allow it to begin its planned operations.

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

The Company had no revenues for the three and six months ended March 31, 2009 and 2008, respectively.

The Company expended $0 and $0, for the three and six months ended March 31, 2009 and 2008, respectively, on general and administrative expenses.

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

Liquidity and Capital Resources

At March 31, 2009 and 2008, the Company had working capital of  $0.

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

PART II - OTHER INFORMATION

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

No matter was submitted  during the quarter ending March 31, 2009, covered  by  this  report  to  a  vote  of  the  Company's shareholders, through the solicitation of proxies or otherwise.

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