Form 10-K
period 2009-09-30
Claire Coast CORP
filed 2010-10-01
CIK 1342053

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____ Commission file number 000-51585

CLAIRE COAST CORPORATION
(Name of small business issuer in its charter)

Nevada	84-1397708
(State or other jurisdiction ofincorporation or organization)	(I.R.S. EmployerIdentification No.)

3011 Yamato Rd, A-17 Boca Raton, FL (Address of principal executive offices)	33434 (Zip Code)

Issuer’s telephone number:(561) 988-9662

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

Of the 1,076,250 shares of voting stock of the registrant issued and outstanding as of September 30, 2009, 276,250 shares were held by non-affiliates. The aggregate market value of the voting stock held by non-affiliates of the registrant computed by reference to the purchase price of the control block completed on September 30, 2006: $34,531.

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

(b) Business of the Company

     The Company is a start-up, development  stage  company and has not yet generated or realized any  revenues  from  business  operations.  The  Company's business strategy focused on locating a reverse merger candidate. In 2007 the Company decided to expand this business plan and seek different plans that are for start-up types of entities with sound plans or simple investments/loans in/to private companies that also have sound operations/plans but are in need of capital and which present better than average rates of return on such investment/loan. The  Company's  auditors  have issued a going concern  opinion in our audited  financial  statements for the fiscal year ended September 30, 2009. This means that our auditors  believe there is doubt that the Company can continue as an on-going  business for the next twelve  months unless it obtains  additional capital to pay its bills. This is because the Company has not  generated  any  revenues and no revenues  are  anticipated  until it begins removing and selling minerals. Accordingly, we must raise cash from sources such as investments by others in the Company and through possible  transactions  with strategic or joint venture partners.  In the event we raise cash, we will likely use such funds to develop an new business plan, which is as yet undetermined We do not  plan at this time to use any capital raised for the purchase or sale of any plant or  significant equipment. In February 2007, the Company entered into a promissory note with a third party, convertible into common stock at the discretion of the lender, for $1,000,000, to be invested at the rate of $100,000 per month upon the Company either entering into an agreement for a reverse merger or the Company adopting and beginning a viable business plan. Consequently, there is substantial doubt about the Company's ability to continue as a going concern, notwithstanding this funding just described. In December 2009, the holder of the convertible promissory note agreed to convert the note into 1,000,000 shares of Series A preferred stock effective upon the Company amending its articles of incorporation to authorize preferred stock.

The following  discussion and analysis  should be read in  conjunction  with the financial  statements  of the  Company  and  the  accompanying  notes  appearing subsequently under the caption "Financial Statements."

Employees

As of September 30, 2009, the Company employed no full time and no part time employees.  None of the Company's employees are represented by labor unions.  The Company believes its relationship with employees is excellent and does not believe that unionization is likely to happen.  We anticipate hiring additional employees over the next twelve months if we are successful in implementing  a new plan of operations.

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

Item 1A. Risk Factors

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

Item 3. Legal Proceedings

None.

Item 4. Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of our shareholders, through the solicitation of proxies or otherwise during the fourth quarter of our fiscal year ended September 30, 2009, covered by this report.

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

(b)  Holders.  As of September 30, 2009, there were approximately thirty (30) holders of record of our common stock, which excludes those shareholders holding stock in street name.

(c)  Dividend Policy.  We have not declared or paid cash dividends or made distributions in the past, and we do not anticipate that we will pay cash dividends or make distributions in the foreseeable future. We currently intend to retain and reinvest future earnings, if any, to finance our operations.

(d)  Equity Compensation Plans.  We have not authorized any compensation plans (including individual compensation arrangements) under which our equity securities have been authorized for issuance as of the end of the most recently completed fiscal year ended September 30, 2009.  We have not authorized any such plan for the fiscal year ended September 30, 2009.

Recent Sales of Unregistered Securities.

We did not sell any securities during the period covered by this report that were not registered under the Securities Act of 1933, as amended.

Item 6. Selected Financial Data

Not Applicable.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

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

FOR THE YEAR ENDED SEPTEMBER30, 2009 AND 2008

Overview

The Company is a start-up, development stage company and has not yet generated or realized any  revenues  from  business  operations.  The  Company's business  strategy  focused on locating a reverse merger candidate. In 2007 the Company decided to expand this business plan and seek a different plans that are for start-up types of entities with sound plans or simple investments/loans in/to private companies that also have sound operations/plans but are in need of capital and which present better than average rates of return on such investment/loan. The  Company's  auditors  have issued a going concern  opinion in our audited  financial  statements for the fiscal year ended September 30, 2009. This means that our auditors  believe there is doubt that the Company can continue as an on-going  business for the next twelve  months unless it obtains  additional capital to pay its bills. This is because the Company has not  generated  any  revenues and no revenues  are  anticipated  until it begins removing and selling minerals. Accordingly, we must raise cash from sources such as investments by others in the Company and through possible  transactions  with strategic or joint venture partners.  In the event we raise cash, we will likely use such funds to develop an new business plan, which is as yet undetermined We do not  plan at this time to use any capital raised for the purchase or sale of any plant or  significant equipment. In February 2007, the Company entered into a promissory note with a third party, convertible into common stock at the discretion of the lender, for $1,000,000, to be invested at the rate of $100,000 per month upon the Company either entering into an agreement for a reverse merger or the Company adopting and beginning a viable business plan. Consequently, there is substantial doubt about the Company's ability to continue as a going concern, notwithstanding this funding just described. In December 2009, the holder of the convertible promissory note agreed to convert the note into 1,000,000 shares of Series A preferred stock effective upon the Company amending its articles of incorporation to authorize preferred stock.

The Company’s 2008 Balance Sheet was restated in this filing.  The Company’s new management reviewed the previous management’s accounting treatment of the current asset Promissory Notes Receivable and the corresponding current liability Demand Convertible Note payable and feels the treatment was not in accordance with the best Generally Accepted Accounting Principles.  New management has restated the statements, in accordance with what it feels is better Generally Accepted Accounting Principles.The 2008 statements were also restated to correct an error in the reporting of the equity section.  The 2008 Balance sheet failed to report the reorganization referred to in Note 2.

The restatement resulted in the following changes:

	From	To

Promissory Notes Receivable	$1,000,000	$0
Total Current Assets	$1,000,000	$0
Total Assets	$1,000,000	$0
Demand Convertible Notes Payable	$1,000,000	$0
Total Current Liabilities	$1,000,000	$0
Common Stock	$10,387	$1,076
Additional Paid in Capital in Excess of Par	$0	$9,311
Total Liabilities and Stockholders’ Equity	$1,000,000	$0

Results of operations

For the twelve months ended September 30, 2009 and 2008, we had no operations, other than the expenses to bring the Company current in its reporting with the US SEC.

Net Operating Revenues

There were no operating revenue for the twelve months ended September 30, 2009 and 2008, respectively.

Operating Expenses and Charges

We had $24,849 in operating expenses for the twelve months ended September 30, 2009, which we entirely related to the cost to bring the Company current in its reporting to the US SEC, principally professional fees. We had no operating expenses for the twelve months ended September 30, 2008.

Financial Condition, Liquidity and Capital Resources

At September 30, 2009, we had cash and cash  equivalents of $0.  Our working capital is presently negative $24,849 and there can be no assurance that our financial  condition  will improve.  We expect to continue to have minimal  working  capital or a working  capital  deficit as a result of our current liabilities.

For the year ended September 30, 2009, we have not generated  cash flow from  operations.  We  entered  into a  Convertible  Promissory  Note ("Note") with a third party for the principal sum  of One Million Dollars, ($1,000,000), which will accrue interest at the rate of 10% per annum. The entire unpaid balance of principal (subject to conversion of such principal as provided in the Note) and all accrued and unpaid  interest shall be due and payable on demand. On December 1, 2009, by mutual agreement, the parties to the Convertible promissory note agreement agreed to convert the note into 1,000,000 shares of Preferred Series A Stock, to be issued upon the Company filing an amendment to the Articles of Incorporation authorizing such preferred stock.

As of September 30, 2009, we had no  outstanding  debt other than accounts payable of $24,849. The Company will seek funds from  possible  strategic and joint venture partners and  financing to cover any short term  operating  deficits and provide for long term working capital.  No assurances can be given that the Company will successfully  engage  strategic or joint  venture  partners or otherwise  obtain sufficient financing through the sale of equity.

No trends have been identified which would materially  increase or decrease our results of operations or liquidity.

We have short-term liquidity problems that will be addressed by the demand convertible note payable, which we have a balance of $1,000,000 to draw for working capital. For long-term  liquidity,  we  believe  that  we will  need to  raise additional  capital to remain an ongoing  concern;  however,  as stated above no commitments have been made as of this date. On December 1, 2009, by mutual agreement, the parties to the Convertible promissory note agreement agreed to convert the note into 1,000,000 shares of Preferred Series A Stock, to be issued upon the Company filing an amendment to the Articles of Incorporation authorizing such preferred stock.

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

The  accompanying  financial  statements  have been  prepared assuming  that  we will  continue  as a going  concern.  We have a  stockholders deficit of  $35,236 at September  30,  2009 and net losses  from  operations of $24,849 and $0,  respectively,  for the years ended September 30, 2009 and 2008. These conditions raise  substantial doubt about our ability to continue as a going  concern.  The financial  statements  do not  include any adjustments  that might be  necessary  if we are unable to  continue  as a going concern.

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

Recent Accounting PronouncementRecent Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (“FASB”) issued ASU 2009-13, Multiple Deliverable Revenue Arrangements (“ASU 2009-13”) which established guidance for accounting for multiple-deliverable revenue arrangements.  This guidance establishes a selling price hierarchy for determining the selling price of a deliverable; eliminates the residual method of allocation and requires arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method; and requires a vendor to determine its best estimate selling price in a manner consistent with that used to determine the selling price of the deliverable on a stand-alone basis.  This guidance also expands the required disclosures related to a vendor’s multiple-deliverable revenue arrangements.  The guidance is effective beginning July 15, 2010 with early adoption permitted.  We do not believe the adoption of this standard will have a material impact on our results of operations, financial condition, cash flows or disclosures.

In January 2010, the FASB issued ASU 2010-06, Improving Disclosures about Fair Value Measurements (“ASU 2010-06”).  ASU 2010-06 amends FASB Accounting Standards Codification Topic 820, Fair Value Measurements and Disclosures (“ASC 820-10”), to require additional disclosures regarding fair value measurements.  The amended guidance requires entities to disclose additional information regarding assets and liabilities that are transferred between levels of the fair value hierarchy.  This guidance is effective for annual reporting periods beginning after December 15, 2009, except for Level 3 reconciliation disclosures which are effective for annual periods beginning after December 15, 2010.  We do not believe the adoption of this guidance will have a material impact on our financial statements.

Item 8. Financial Statements and Supplementary Data

Our  financial  statements  have been  examined to the extent  indicated in their reports by Hamilton, PC for the years ended September 30, 2009 and 2008, and have been prepared in accordance with generally  accepted  accounting  principles and pursuant to  Regulation  S-X as promulgated by the Securities and Exchange  Commission and are included  herein, on Page F-1 hereof in response to Part F/S of this Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
CLAIRE COAST CORPORATION
Boca Raton, Florida

We have audited the accompanying balance sheet of Claire Coast Corporation, (a development stage enterprise), as of September 30, 2009 and 2008, and the related  statements of operations, stockholders’ equity (deficit) and cash flows for the two years in the period ended September 30, 2009. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Claire Coast Corporation as of September 30, 2009 and 2008, and the results of its operations and its cash flows for the two years in the period ended September 30, 2009, in conformity with U.S. generally accepted accounting principles.

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

/s/ Hamilton, PC.
Hamilton, PC.

Denver, Colorado

September 18, 2010

CLAIRE COAST CORPORATION
(A Development Stage Enterprise)

Balance Sheets
September 30,

	2009	2008
		RESTATED
ASSETS
CURRENT ASSETS
Cash and equivalents	$0	$0
Promissory note receivable	0	0

Total current assets	0	0

PROPERTY AND EQUIPMENT
Equipment	0	0
Less: Accumulated depreciation	0	0

Net property and equipment	0	0

OTHER ASSETS
Deposits	0	0

Total other assets	0	0

Total Assets	$0	$0

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts Payable/Accrued liabilities	$24,849	$0
Demand convertible note payable	0	0

Total current liabilities	24,849	0

STOCKHOLDERS’ EQUITY
Preferred stock subscription receivable	(1,000,000)	0
Preferred stock Series A to be authorized and issued	1,000,000	0
Preferred stock, no par value, authorized at September 30, 2007, 5,000,000 shares, 0 shares outstanding	-	0
Common stock, $0.001 and no par value, authorized 500,000,000 and 50,000,000 shares; issued and outstanding 1,076,250	1,076	1,076
Additional paid in capital in excess of par	9,311	9,311
Deficit accumulated during the development stage	(35,236)	(10,387)

Total stockholders’ equity	(24,849)	0

Total Liabilities and Stockholders’ Equity	$0	$0

The accompanying notes are an integral part of the financial statements

CLAIRE COAST CORPORATION
(A Development Stage Enterprise)

Statements of Operations
Year ended September 30,

			From Sept 1, 2005 (Inception) through
	2009	2008	September 30, 2009

Revenues	$0	$0	$0

Expenses
Consulting	0	0	787
Other	5,599	0	6,474
Professional fees	19,250	0	26,675
Rent contributed by a related party	0	0	1,300

Total expenses	24,849	0	35,236

Net loss	$(24,849)	$0	$(35,236)

Loss per weighted average common share	$0	$0

Number of weighted average common shares outstanding	1,076,250	1,076,250

The accompanying notes are an integral part of the financial statements

CLAIRE COAST CORPORATION
(A Development Stage Enterprise)

Statements of Stockholders’ Equity

	Preferred Stock Subscript Receiv	Number Of Preferred Shares	Preferred Stock	Number of Common Shares	Common Stock	Add’tl Paid in Capital in Excess of Par	Deficit Accum During the Develop Stage	Total Stockholders’ Equity (Deficit)
INCEPTION BALANCE, September 1, 2005	0	0	$0	0	$0	$0	$0	$0

Shares issued to officers	0	0	0	800,000	800	0	0	800
Sale of stock for cash	0	0	0	200,000	6,000	0	0	6,000
Office space rent contributed	0	0	0	0	100	0	0	100

Net loss	0	0	0	0	0	0	(2,900)	(2,900)

BALANCE, September 30, 2005	0	0	0	1,000,000	6,900	0	(2,900)	4,000

Sale of stock for cash	0	0	0	50,000	1,500	0	0	1,500
Office space rent contributed	0	0	0	0	1,200	0	0	1,200
Net loss	0	0	0	0	0	0	(8,741)	(8,741)

BALANCE, September 30, 2006	0	0	0	1,050,000	9,600	0	(11,641)	(2,041)

Shares issued for services	0	0	0	26,250	787	0	0	787
Net loss	0	0	0	0	0	0	1,254	1,254

BALANCE, September 30, 2007	0	0	0	1,076,250	10,387	0	(10,387)	0
Reorganization	0	0	0	0	(9,311)	9,311	0	0
Net loss	0	0	0	0	0	0	0	0
BALANCE, September 30, 2008	0	0	0	1,076,250	1,076	9,311	(10,387)	0
Conversion of NP to pref stock	(1,000,000)	1,000,000	1,000,000	0	0	0	0	0
Net loss	0	0	0	0	0	0	(24,849)	(24,849)
ENDING BALANCE, September 30, 2009	$(1,000,000)	1,000,000	$1,000,000	1,076,250	$1,076	$9,311	$(35,236)	$(24,849)

The accompanying notes are an integral part of the financial statements

CLAIRE COAST CORPORATION
(A Development Stage Enterprise)

Statements of Cash Flows
Year ended September 30,

			From Sept 1, 2005 (Inception) through
	2009	2008	September 30, 2009
Adjustments to reconcile net loss to net cash used by operating activities:
Stock issued for organizational costs	0	0	800
Stock issued for consulting services	0	0	787
Contributed rent expense	0	0	1,300
Changes in operating assets and liabilities
Other current assets	0	0	0
Increase (decrease) in accrued liabilities	24,849	0	24,849

Net cash used by operating activities	0	0	(7,500)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash contributed	0	0	0
Proceeds from issuance of common stock	0	0	7,500

Net cash provided by financing activities	0	0	7,500

Net increase (decrease) in cash	0	0	0

CASH, beginning of period	0	0	0

CASH, end of period	$0	$0	$0

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
NONE

The accompanying notes are an integral part of the financial statements

CLAIRE COAST CORPORATION
(A Development Stage Enterprise)
Notes to Financial Statements

RESTATED 2008 Balance Sheet - The Company’s 2008 Balance Sheet was restated.  The Company’s new management reviewed the previous management’s accounting treatment of the current asset Promissory Notes Receivable and the corresponding current liability Demand Convertible Note payable and feels the treatment was not in accordance with the best Generally Accepted Accounting Principles.  New management has restated the statements, in accordance with what it feels is better Generally Accepted Accounting Principles.  The 2008 statements were also restated to correct an error in the reporting of the equity section.  The 2008 Balance sheet failed to report the reorganization referred to in Note 2.

The restatement resulted in the following changes;
	From	To
Promissory Notes Receivable	$1,000,000	$0
Total Current Assets	$1,000,000	$0
Total Assets	$1,000,000	$0
Demand Convertible Notes Payable	$1,000,000	$0
Total Current Liabilities	$1,000,000	$0
Common Stock	$10,387	$1,076
Additional Paid in Capital in Excess of Par	$0	$9,311
Total Liabilities and Stockholders’ Equity	$1,000,000	$0

(1) Summary of Significant Accounting Policies

The Company Claire Coast Corporation, (the Company), was incorporated on September 1, 2005, under the laws of the State of Colorado. On December 27, 2007, the Company reincorporated in Nevada.

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

CLAIRE COAST CORPORATION
(A Development Stage Enterprise)
Notes to Financial Statements

(1) Summary of Significant Accounting Policies (continued)

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

(2) Stockholders’ Equity

The Company had the authority to issue 5,000,000 shares of preferred stock, no par value per share, as of September 30, 2007, which could be divided into series with preferences, limitations and relative rights as determined by the Board of Directors. At September 30, 2007, there were no preferred shares issued or outstanding.

In December 2009, by mutual agreement the parties to the convertible promissory note agreed to convert the note into 1,000,000 shares of Series A preferred stock. The Company must amend the articles of incorporation and authorize the required Series A preferred stock required. This has not yet been done.  This transaction is considered a significant subsequent event, therefore it is shown as if it occurred on September 30, 2009.

The Company is authorized to issue 500,000,000 shares of $0.001 par common stock. At September 30, 2009 and 2008 there were 1,076,250 shares of common stock issued and outstanding. In the quarter ended December 31, 2006, the Company issued 26,250 shares of common stock to consultants in exchange for services rendered valued at $787, or $0.03 per share.

On December 27, 2007, the Company reincorporated in Nevada and increased the authorized common stock to 500,000,000 common shares with a par value of $0.001 per share. The Company also eliminated the preferred stock in the reorganization.

(3) Income Taxes

Deferred income taxes (benefits) are provided for certain income and expenses which are recognized in different periods for tax and financial reporting purposes.  The Company had net operating loss carry-forwards for income tax purposes of approximately $35,236 expiring $1,646, $8,741 and $24,849 at September 30, 2025, 2026 and 2029, respectively. The amount recorded as deferred tax asset as of September 30, 2009 is approximately $5,000, which represents the amount of tax benefit of the loss carry-forward.

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

CLAIRE COAST CORPORATION
(A Development Stage Enterprise)
Notes to Financial Statements

(4) Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company’s financial position and operating results raise substantial doubt about the Company’s ability to continue as a going concern, as reflected by the net loss of $35,200 accumulated from September 1, 2005 (Inception) through September 30, 2009.  The ability of the Company to continue as a going concern is dependent upon commencing operations, developing sales and obtaining additional capital and financing.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.  The Company is currently seeking additional capital to allow it to begin its planned operations.

(5) Convertible promissory note payable

In February 2007, the Company entered into a promissory note with a third party, convertible into common stock at the discretion of the lender, for $1,000,000, to be invested at the rate of $100,000 per month upon the Company either entering into an agreement for a reverse merger or the Company adopting and beginning a viable business plan. This note carries an 8% rate of interest. There had been no draws on this note as of September 30, 2008.  In December 2009, the holder of the convertible promissory note agreed to convert the note into 1,000,000 shares of Series A preferred stock effective upon the Company amending its articles of incorporation to authorize preferred stock.

(6) Subsequent Events

 In December 2009, the holder of the convertible promissory note agreed to convert the note into 1,000,000 shares of Series A preferred stock effective upon the Company amending its articles of incorporation to authorize preferred stock. This transaction was treated as a significant subsequent event and as such was recorded as if it took place at September 30, 2009.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

On August 18, 2009, Lawrence Scharfman, CPA was dismissed as the Company’s independent auditor and the Company retained Hamilton, PC as our independent auditor.

Item 9a. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the  effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of September 30, 2009.

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

Management assessed the effectiveness of our internal control over financial reporting as of March 31, 2009. In making this assessment, our management used the criteria established in  Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission  ("COSO"). Based on our assessment, we believe that, as of September 30, 2009, our internal  control over financial reporting is effective based on those criteria.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers And Corporate Governance

(a) Set forth below are the names, ages, positions, with the Company and business experiences of the executive officers and directors of the Company.

Name	Age	Position(s) with Company

Barry A. Ginsberg	53	Chief Executive Officer, Chief Accounting Officer, President,
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

Item 11. Executive Compensation

The following table shows all the cash compensation paid by the Company, as well as certain other compensation paid or accrued, during the fiscal years ended September 30, 2009 and 2008 to the Company’s President and highest paid executive officers. No restricted stock awards, long-term incentive plan payouts or other types of compensation, other than compensation identified in the chart below, were paid to these executive officers during these fiscal years.

SUMMARY COMPENSATION TABLE
Long Term Compensation
		Annual Compensation			Awards		Payouts
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Name and Principle Position	Fiscal Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Award(s) ($)(9)	Securities Underlying Option/SARs (#)	LTIP Payouts ($)	All Other Compensation ($)

Barry Ginsberg President & CEO Director	2009 2008 2007	$0 $0 $0	$0 $0 $0	$0 $0 $0	$0 $0 $0	0 0 0	$0 $0 $0	$0 $0 $0

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

Stock Option and Stock Appreciation Rights.
We do not currently have a Stock Option or Stock Appreciation Rights Plan. No stock options or stock appreciation rights were awarded during the fiscal year ended September 30, 2009, or the period ending on the date of this Report.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of September 30, 2009,  information  with respect to the beneficial  ownership of our common stock by (i) persons known by us to beneficially  own more than five percent of the outstanding  shares,  (ii) each director, (iii) each executive officer and (iv) all directors and executive officers as a group.

Common Stock
Beneficially Owned

Name and Address	Title of Class	Number	Percent

Barry A. Ginsberg	Common	800,000	74.3

All Executive Officers and
Directors as a Group	Common	800,000	74.3%
(One (1) person)
__________
*     Less than 1%.

(1) Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares).  In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person's actual ownership or voting power with respect to the number of shares of common stock actually outstanding on September 30, 2009. As of September 30, 2009, there were 1,076,250 shares of our common stock issued and outstanding.

Securities Authorized for Issuance Under Equity Compensation Plans
The following table sets forth information as of September 30, 2009, with respect to compensation plans (including individual compensation arrangements) under which our common stock is authorized for issuance, aggregated as follows: (i) all compensation plans previously approved by security holders; and (ii) all compensation plans not previously approved by security Holders:

None.

Item 13. Certain Relationships and Related Transactions and Director Independence

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

Item 14. Principal Accounting Fees and Services

	Audit Fees	Audit-Related Fees	Tax Fees	All Other Fees

2009	$0	none	none	none

2008	$0	none	none	none

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

The Board discussed and reviewed with the independent  auditors all matters required to be discussed by auditing standards generally accepted in the United States of America, including those described in Statement on Auditing Standards No. 61, as amended, "Communication with Audit Committees". The Board reviewed the audited consolidated financial statements of the Company as of and for the year ended September 30, 2009, with management and the  independent auditors. Management has the responsibility for the preparation of the Company's financial statements and the independent auditors have the responsibility for the examination of  those statements. Based on the above-mentioned review and discussions with the independent auditors and management, the Board of Directors approved the Company's audited consolidated financial statements and recommended that they be included in its Annual Report on Form 10-K for the year ended September 30, 2009, for filing with the Securities and Exchange Commission.  The Board also approved the reappointment of Hamilton, PC as independent auditors.

PART IV

 Item 15. Exhibits, Report 8-K and Financial Statement Schedules

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

__________

*       Filed herewith

(b) Reports on Form 8-K
On August 31, 2009, the Company filed a Form 8-K for the change in auditor.

SIGNATURES

In accordance with the Exchange Act, this report has been signed below by the following persons on our behalf and in the capacities and on the dates indicated.

Claire Coast Corporation
 (Registrant)

Date: September 30, 2010

	By:	/s/ Barry A. Ginsberg
Barry A. Ginsberg, President and Director

Pursuant to the  requirements  of the  Exchange  Act,  this Report has been signed below by the  following  persons on behalf of the  Registrant  and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Barry A Ginsberg
Barry A. Ginsberg	CEO, President & Director	September 30, 2010