Form 10-Q
period 2009-12-31
Claire Coast CORP
filed 2010-10-07
CIK 1342053

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT  PURSUANT TO SECTION 13 OR 15(d)
OF THE  SECURITIES  EXCHANGE ACT OF 1934

For the quarter ended: December 31, 2009

Commission file No.: 000-51585

CLAIRE COAST CORPORATION
 (Name of Small Business Issuer in its Charter)

Nevada	84-1397708
(State or other jurisdiction of	(I.R.S.Employer
incorporation or organization)	Identification No.)

3011 Yamato Rd, A-17
Boca Raton, FL	33434
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: (561) 988 - 9662

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  [ X ]   Yes [  ] No

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of December 31, 2009, there were 1,076,250 shares  of  voting  stock  of the  registrant  issued  and outstanding.

PART I

ITEM 1.   FINANCIAL STATEMENTS

CLAIRE COAST CORPORATION
(A Development Stage Enterprise)
Balance Sheet

	December 31, 2009	September 30, 2009
	(unaudited)
ASSETS
CURRENT ASSETS
Cash	$0	$0
Promissory note receivable	0	0

Total current assets	0	0

Total Assets	$0	$0

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$24,849	$24,849
Demand convertible note payable	0	0

Total current liabilities	24,849	24,849

Total Liabilities	24,849	24,849

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock subscription receivable	(1,000,000)	(1,000,000)
Preferred stock Series A to be authorized and issued	1,000,000	1,000,000
Common stock, $0.001 par and no par value, authorized 500,000,000 shares; 1,076,250 issued and outstanding	1,076	1,076
Additional paid in capital in excess of par	9,311	9,311
Deficit accumulated during the development stage	(35,236)	(35,236)

Total stockholders’ equity (deficit)	(24,849)	(24,849)

Total Liabilities and Stockholders’ Equity (Deficit)	$0	$0

The accompanying notes are an integral part of the financial statements

CLAIRE COAST CORPORATION
(A Development Stage Enterprise)
Statements of Operations
(Unaudited)

	Three Months Ended December 31,		From Sept 1, 2005 (Inception) through
	2009	2008	December 31, 2009

Revenues	$0	$0	$0

Expenses
Consulting	0	0	787
Other	0	0	6,474
Professional fees	0	0	26,675
Rent contributed by a related party	0	0	1,300

Total expenses	0	0	35,236

Net loss	$0	$0	$(35,236)

Loss per weighted average common share	$0	$0

Number of weighted average common shares outstanding	1,076,250	1,076,250

The accompanying notes are an integral part of the financial statements

CLAIRE COAST CORPORATION
(A Development Stage Enterprise)
Statements of Stockholders’ Equity (Deficit)

	Preferred Stock Subscript Receiv	Number Of Preferred Shares	Preferred Stock	Number of Common Shares	Common Stock	Add’tl Paid in Capital in Excess of Par	Deficit Accum During the Develop Stage	Total Stockholders’ Equity (Deficit)
INCEPTION BALANCE, September 1, 2005	0	0	$0	0	$0	$0	$0	$0

Shares issued to officers	0	0	0	800,000	800	0	0	800
Sale of stock for cash	0	0	0	200,000	6,000	0	0	6,000
Office space rent contributed	0	0	0	0	100	0	0	100

Net loss	0	0	0	0	0	0	(2,900)	(2,900)

BALANCE, September 30, 2005	0	0	0	1,000,000	6,900	0	(2,900)	4,000

Sale of stock for cash	0	0	0	50,000	1,500	0	0	1,500
Office space rent contributed	0	0	0	0	1,200	0	0	1,200
Net loss	0	0	0	0	0	0	(8,741)	(8,741)

BALANCE, September 30, 2006	0	0	0	1,050,000	9,600	0	(11,641)	(2,041)

Shares issued for services	0	0	0	26,250	787	0	0	787
Net loss	0	0	0	0	0	0	1,254	1,254

BALANCE, September 30, 2007	0	0	0	1,076,250	10,387	0	(10,387)	0
Reorganization	0	0	0	0	(9,311)	9,311	0	0
Net loss	0	0	0	0	0	0	0	0
BALANCE, September 30, 2008	0	0	0	1,076,250	1,076	9,311	(10,387)	0
Conversion of NP to pref stock	(1,000,000)	1,000,000	1,000,000	0	0	0	0	0
Net loss	0	0	0	0	0	0	(24,849)	(24,849)
BALANCE, September 30, 2009	(1,000,000)	1,000,000	1,000,000	1,076,250	1,076	9,311	(35,236)	(24,849)
Net loss	0	0	0	0	0	0	0	0
ENDING BALANCE, September 30, 2009 (unaudited)	$(1,000,000)	1,000,000	$1,000,000	1,076,250	$1,076	$9,311	$(35,236)	$(24,849)

The accompanying notes are an integral part of the financial statements

CLAIRE COAST CORPORATION
(A Development Stage Enterprise)
Statements of Cash Flows

	Three Months Ended December 31,		From Sept 1, 2005 (Inception) through
	2009	2008	December 31, 2009
	(unaudited)	(unaudited)	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$0	$0	$(35,236)
Adjustments to reconcile net loss to net cash used by operating activities:
Stock issued for organizational costs	0	0	800
Stock issued for consulting services	0	0	787
Contributed rent expense	0	0	1,300
Changes in operating assets and liabilities
Increase (decrease) in accounts payable	0	0	24,849
Increase (decrease) in accrued liabilities	0	0	0

Net cash used by operating activities	0	0	(7,500)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash contributed	0	0	0
Proceeds from issuance of common stock	0	0	7,500

Net cash provided by financing activities	0	0	7,500

Net increase (decrease) in cash	0	0	0

CASH, beginning of period	0	0	0

CASH, end of period	$0	$0	$0

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

       NONE
The accompanying notes are an integral part of the financial statements

CLAIRE COAST CORPORATION
(A Development Stage Enterprise)
Notes to Financial Statements
(Information with regard to the three months ended December 31, 2009 and 2008 is unaudited)

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

f)  Interim financial information The financial statements for the three months ended December 31, 2009 and 2008 are unaudited and include all adjustments which in the opinion of management are necessary for fair presentation, and such adjustments are of a normal and recurring nature. The results for the three months are not indicative of a full year results.

(2) Stockholders’ Equity Preferred stock, Series A to be authorized, 1,000,000 shares to be issued. The Company must amend the articles of incorporation and authorize the required Series A preferred stock required. This has not yet been done.

The Company is authorized to issue 500,000,000 shares of $0.001 par common stock. At September 30, 2009 and 2008 there were 1,076,250 shares of common stock issued and outstanding. In the quarter ended December 31, 2006, the Company issued 26,250 shares of common stock to consultants in exchange for services rendered valued at $787, or $0.03 per share.

CLAIRE COAST CORPORATION
(A Development Stage Enterprise)
Notes to Financial Statements
(Information with regard to the three months ended December 31, 2009 and 2008 is unaudited)

(2) Stockholders’ Equity, (continued)   On December 27, 2007, the Company reincorporated in Nevada and increased the authorized common stock to 500,000,000 common shares with a par value of $0.001 per share. The Company also eliminated the preferred stock in the reorganization.

(3) Income Taxes Deferred income taxes (benefits) are provided for certain income and expenses which are recognized in different periods for tax and financial reporting purposes. The Company had net operating loss carry-forwards for income tax purposes of approximately $35,236 expiring  $1,646, $8,741 and $24,849 at September 30, 2025,  2026 and 2029, respectively.  The amount recorded as deferred tax asset as of December 31, 2009 is approximately $5,000, which represents the amount of tax benefit of the loss carry-forward.

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

(4) Going Concern The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company’s financial position and operating results raise substantial doubt about the Company’s ability to continue as a going concern, as reflected by the net loss of $35,200 accumulated from September 1, 2005 (Inception) through December 31, 2009.  The ability of the Company to continue as a going concern is dependent upon commencing operations, developing sales and obtaining additional capital and financing.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.  The Company is currently seeking additional capital to allow it to begin its planned operations.

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

Results of Operations

The Company had no revenues for the three months ended December 31, 2009 and 2008, respectively.

The Company expended $0 and $0, for the three months ended December 31, 2009 and 2008, respectively, on general and administrative expenses.

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

Liquidity and Capital Resources

At December 31, 2009 and 2008, the Company had working capital of $0.

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

Net Operating Losses

The Company has net operating loss carry-forwards of $35,236, expiring beginning September 30, 2025.  Until the Company’s current operations begin to produce earnings, it is unclear whether the Company can utilize such carry-forwards.

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

No matter was submitted  during the quarter ending December 31, 2009, covered  by  this  report  to  a  vote  of  the  Company's shareholders, through the solicitation of proxies or otherwise.

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
 (Registrant)

Dated: October 6, 2010

By:      /s/ Barry A. Ginsberg
Barry A. Ginsberg
Chief Executive Officer,
Chief Financial Officer