Form 10-Q
period 2010-03-31
Claire Coast CORP
filed 2010-10-07
CIK 1342053

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT  PURSUANT TO SECTION 13 OR 15(d)
OF THE  SECURITIES  EXCHANGE ACT OF 1934

For the quarter ended: March 31, 2010

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of March 31, 2010, there were 1,076,250 shares  of  voting  stock  of the  registrant  issued  and outstanding.

PART I

ITEM 1.   FINANCIAL STATEMENTS

CLAIRE COAST CORPORATION
(A Development Stage Enterprise)
Balance Sheets

	March 31, 2010	September 30, 2009
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and equivalents	$0	$0
Promissory note receivable	0	0

Total current assets	0	0

PROPERTY AND EQUIPMENT
Equipment	0	0
Less: Accumulated depreciation	0	0

Net property and equipment	0	0

OTHER ASSETS
Deposits	0	0

Total other assets	0	0

Total Assets	$0	$0

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts Payable/Accrued liabilities	$24,849	$24,849
Demand convertible note payable	0	0

Total current liabilities	24,849	24,849

STOCKHOLDERS’ EQUITY
Preferred stock subscription receivable	(1,000,000)	(1,000,000)
Preferred stock Series A to be authorized and issued	1,000,000	1,000,000
Common stock, $0.001 and no par value, authorized 500,000,000 shares; issued and outstanding 1,076,250	1,076	1,076
Additional paid in capital in excess of par	9,311	9,311
Deficit accumulated during the development stage	(35,236)	(35,236)

Total stockholders’ equity	(24,849)	(24,849)

Total Liabilities and Stockholders’ Equity	$0	$0

The accompanying notes are an integral part of the financial statements

CLAIRE COAST CORPORATION
(A Development Stage Enterprise)
Statements of Operations
(unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,		Period from Sept 1, 2005 (Inception) through
	2010	2009	2010	2009	March 31, 2010

REVENUES	$0	$0	$0	$0	$0

OPERATING EXPENSES
Consulting	0	0	0	0	787
Other	0	0	0	0	6,474
Professional fees	0	0	0	0	26,675
Rent contributed by a related party	0	0	0	0	1,300

Total expenses	0	0	0	0	35,236

Net loss	$0	$0	$0	$0	$(35,236)

Basic net loss per weighted average share	$0.00	$0.00	$0.00	$0.00

Weighted average number of shares	1,076,250	1,076,250	1,076,250	1,076,250

The accompanying notes are an integral part of the financial statements

CLAIRE COAST CORPORATION
(A Development Stage Enterprise)
Statements of Stockholders’ Equity

	Preferred Stock Subscript Receiv	Number Of Preferred Shares	Preferred Stock	Number of Common Shares	Common Stock	Add’tl Paid in Capital in Excess of Par	Deficit Accum During the Develop Stage	Total Stockholders’ Equity (Deficit)
INCEPTION BALANCE, September 1, 2005	0	0	$0	0	$0	$0	$0	$0

Shares issued to officers	0	0	0	800,000	800	0	0	800
Sale of stock for cash	0	0	0	200,000	6,000	0	0	6,000
Office space rent contributed	0	0	0	0	100	0	0	100

Net loss	0	0	0	0	0	0	(2,900)	(2,900)

BALANCE, September 30, 2005	0	0	0	1,000,000	6,900	0	(2,900)	4,000

Sale of stock for cash	0	0	0	50,000	1,500	0	0	1,500
Office space rent contributed	0	0	0	0	1,200	0	0	1,200
Net loss	0	0	0	0	0	0	(8,741)	(8,741)

BALANCE, September 30, 2006	0	0	0	1,050,000	9,600	0	(11,641)	(2,041)

Shares issued for services	0	0	0	26,250	787	0	0	787
Net loss	0	0	0	0	0	0	1,254	1,254

BALANCE, September 30, 2007	0	0	0	1,076,250	10,387	0	(10,387)	0
Reorganization	0	0	0	0	(9,311)	9,311	0	0
Net loss	0	0	0	0	0	0	0	0
BALANCE, September 30, 2008	0	0	0	1,076,250	1,076	9,311	(10,387)	0
Conversion of NP to pref stock	(1,000,000)	1,000,000	1,000,000	0	0	0	0	0
Net loss	0	0	0	0	0	0	(24,849)	(24,849)
BALANCE, September 30, 2009	(1,000,000)	1,000,000	1,000,000	1,076,250	1,076	9,311	(35,236)	(24,849)
Net loss	0	0	0	0	0	0	0	0
ENDING BALANCE, December 30, 2009 (unaudited)	$(1,000,000)	1,000,000	$1,000,000	1,076,250	$1,076	$9,311	$(35,236)	$(24,849)

The accompanying notes are an integral part of the financial statements

CLAIRE COAST CORPORATION
(A Development Stage Enterprise)
Statements of Cash Flows

	Six Months Ended March 31,		From Sept 1, 2005 (Inception) through
	2010	2009	March 31, 2010
	(unaudited)	(unaudited)	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$0	$0	$(35,236)
Adjustments to reconcile net loss to net cash used by operating activities:
Stock issued for organizational costs	0	0	800
Stock issued for consulting services	0	0	787
Contributed rent expense	0	0	1,300
Changes in operating assets and liabilities
Other current assets	0	0	0
Increase (decrease) in accrued liabilities	0	0	24,849

Net cash used by operating activities	0	0	(7,500)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash contributed	0	0	0
Proceeds from issuance of common stock	0	0	7,500

Net cash provided by financing activities	0	0	7,500

Net increase (decrease) in cash	0	0	0

CASH, beginning of period	0	0	0

CASH, end of period	$0	$0	$0

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
       NONE

The accompanying notes are an integral part of the financial statements

CLAIRE COAST CORPORATION
(A Development Stage Enterprise)
Notes to Financial Statements
(Information with regard to the six months ended March 31, 2010 and 2009 is unaudited)

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

f)  Interim financial information The financial statements for the six months ended March 31, 2010 and 2009 are unaudited and include all adjustments which in the opinion of management are necessary for fair presentation, and such adjustments are of a normal and recurring nature. The results for the six months are not indicative of a full year results.

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

(3) Income Taxes Deferred income taxes (benefits) are provided for certain income and expenses which are recognized in different periods for tax and financial reporting purposes.  The Company had net operating loss carry-forwards for income tax purposes of approximately $35,236 expiring  $1,646, $8,741 and $24,849 at September 30, 2025,  2026 and 2029, respectively.  The amount recorded as deferred tax asset as of March 31, 2010 is approximately $5,000, which represents the amount of tax benefit of the loss carry-forward.

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

(4) Going Concern The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company’s financial position and operating results raise substantial doubt about the Company’s ability to continue as a going concern, as reflected by the net loss of $35,200 accumulated from September 1, 2005 (Inception) through March 31, 2010.  The ability of the Company to continue as a going concern is dependent upon commencing operations, developing sales and obtaining additional capital and financing.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.  The Company is currently seeking additional capital to allow it to begin its planned operations.

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

Results of Operations

The Company had no revenues for the three and six months ended March 31, 2010 and 2009, respectively.

The Company expended $0 and $0, for the three and six months ended March 31, 2010 and 2009, respectively, on general and administrative expenses.

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

Liquidity and Capital Resources

At March 31, 2010 and 2009, the Company had working capital of  $0.

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

Net Operating Losses

The Company has net operating loss carry-forwards of $35,200, expiring beginning September 30, 2025.  Until the Company’s current operations begin to produce earnings, it is unclear whether the Company can utilize such carry-forwards.

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

          No matter was submitted  during the quarter ending March 31, 2010, covered  by  this  report  to  a  vote  of  the  Company's shareholders, through the solicitation of proxies or otherwise.

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